Form 10-Q
period 2008-06-30
MD Holdings Corp
filed 2008-08-13
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

MD HOLDINGS, CORP.
 (Exact name of registrant as specified in Charter

NEVADA	333-149013
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

135 Carolstowne Road
Reisterstown, Maryland 21136
 (Address of Principal Executive Offices)
 _______________

(410) 526-6155
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of August 8, 2008:  414,343,350 shares of common stock.

MD Holdings, Corp.

FORM 10-Q

June 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

MD Holdings, Corp. and Subsidiary

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED).

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED).

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED).

PAGES	5 - 10	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

MD Holdings, Corp. and Subsidiary
Condensed Consolidated Balance Sheets

ASSETS
	June 30, 2008	December 31, 2007
	(Unaudited)

Current Assets
Cash	$3,411	$3,144

Total Assets	$3,411	$3,144

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$13,910	$6,484
Payroll liabilities	497	40
Stockholder loans	15,000	850
Total Current Liabilities	29,407	7,374

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized,
414,343,350 and 27,517,250 shares issued and outstanding, respectively	414,344	27,517
Additional paid-in capital	48,578	3,428
Subscription receivable	-	(100)
Accumulated Deficit	(488,918)	(35,075)

Total Stockholders' Deficiency	(25,996)	(4,230)

Total Liabilities and Stockholders' Deficiency	$3,411	$3,144

See notes to accompanying unaudited condensed consolidated financial statements

MD Holdings, Corp. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$4,381	$6,145	$6,302	$19,519

Operating Expenses

General and Administrative	2,664	4,694	8,379	13,117
Compensation	3,249	5,000	3,249	5,000
Health Insurance	-	1,929	-	-
Marketing and Advertising	20	6,460	800	8,230
Professional Fees	3,120	250	57,996	1,625
Rent	1,500	1,500	3,000	-
Total Operating Expenses	10,553	19,833	73,424	27,972

Loss from Operations	(6,172)	(13,688)	(67,122)	(8,453)

Provision for Income Taxes	-	-	-	-

Net Loss	$(6,172)	$(13,688)	$(67,122)	$(8,453)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	414,343,350	412,725,000	414,297,054	412,725,000

See notes to accompanying unaudited condensed consolidated financial statements

MD Holdings, Corp. and Subsidiary
Condensed Consolidated Statement of Changes Stockholders' Deficiency
(Unaudited)

								Total
	Preferred stock		Common stock		Additional			Stockholder's
					paid-in	Accumulated	Subscription	Equity
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	(Deficiciency)

Balance, December 31, 2007	-	$-	27,517,250	$27,517	$3,428	$(35,075)	$(100)	$(4,230)

In kind contribution	-	-	-	-	3,000	-	-	3,000

Cash received for subscription agreement	-	-	-	-	-	-	100	100

Common stock issued for cash	-	-	5,640	6	2,250	-	-	2,256

Common stock issued for services	-	-	100,000	100	39,900	-	-	40,000

Shares issued in connection with stock dividend	-	-	386,720,460	386,721	-	(386,721)	-	-

Net loss for six months ended June 30, 2008	-	-	-	-	-	(67,122)	-	(67,122)

Balance, for the six months ended June 30, 2008	-	$-	414,343,350	$414,344	$48,578	$(488,918)	$-	$(25,996)

See notes to accompanying unaudited condensed consolidated financial statements

MD Holdings, Corp. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007

Cash Flows From Operating Activities:
Net Loss	$(67,122)	$(8,453)
Adjustments to reconcile net loss to net cash provided by (used in) operations
In-kind contribution	3,000	3,000
Stock issued for services	40,000	-
Changes in operating assets and liabilities:
Increase accounts payable	7,426	5,080
Decrease in payroll liabilities	457	(8,978)
(Increase) decrease in accounts receivable	-	3,387
Net Cash Provided By (Used In) Operating Activities	(16,239)	(5,964)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	1,300	5,900
Repayment of stockholder loans	(2,150)	(3,800)
Proceeds from issuance of stock, net of subscriptions receivable	2,356	-
Proceeds from related party - Note Payable	15,000	-
Net Cash Provided by Financing Activities	16,506	2,100

Net Increase (Decrease) in Cash	267	(3,864)

Cash at Beginning of Year	3,144	7,502

Cash at End of Year	$3,411	$3,638

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock dividend	$386,721	$-

See notes to accompanying unaudited condensed consolidated financial statements

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results if operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Organization

MD Mortgage Corporation (“MDC”) was incorporated under the laws of the State of Maryland on July 15, 1999.

MD Holdings, Corp. (“MDH”) was incorporated under the laws of the State of Nevada on December 13, 2006.

MDC and MDH were organized to own, operate and manage a mortgage brokerage business.  During 2008 and 2007, the principle operations were in the State of Maryland.  MDC and MDH are hereafter referred to as “(the Company)”.

On January 15, 2007, the Company entered into a Stock Purchase and Share Exchange agreement (“The Agreement”) with MDC. MDH issued 27,515,000 shares of common stock to the shareholders of MDC.  The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost.  All share and per share amounts have been retroactively restated.

(C) Principles of Consolidation

The condensed consolidated unaudited financial statements include the accounts of MDH and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

(D) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

(E) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(F) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of June 30, 2008 and 2007, there were no common share equivalents outstanding.

(I) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable and stockholder loans approximate fair value based on the short-term maturity of these instruments.

(J) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

(K) Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. Advertising expense for the six months June 30, 2008 and 2007 was $800 and $8,230, respectively.

(L) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

NOTE 2 STOCKHOLDER LOAN

During January through June of 2008, the President of the Company loaned the Company $1,300 for operating expenses, and the Company repaid the President $2,150 of loans.   As June 30, 2008 the loan balance has been repaid in full.

During March 2008, two shareholders of the Company each loaned the Company $7,500.  The loans carry no stated interest, are unsecured, and due on demand.

NOTE 3 STOCKHOLDERS’ DEFICIENCY

(A) Common Stock Issued for Cash

During January 2008, the Company completed a Regulation D Rule 506 offering in which we sold 5,640 pre-forward split shares of Common Stock to 31 investors, at a pre-forward split price per share of $0.40.   We raised a total of $2,256.  Mr. Davis, as the sole officer and director and majority shareholder of the Company, arbitrarily determined the $0.40 offering price and it was not based on the aggregate value of the company. The aggregate value is difficult to value at this time.

(B) Subscription Receivable

During November 2007, the Company sold an aggregate of 250 shares of common stock in exchange for subscriptions receivable totaling $100. During the month of February 2008, the Company collected the $100.

(C) Stock Issued for Services

On January 5, 2008, the Company issued 100,000 shares of common stock for legal services having a fair value of $40,000 based upon recent cash offering.

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

(D) In-kind contribution

For the six months ended June 30, 2008, the president of the Company contributed office space with a fair value of $3,000 (See Note 4).

(E) Amended to the Articles of Incorporation

On January 28, 2008, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to10,000,000 preferred shares at a par value of $0.001 and 500,000,000 common shares at a par value of $0.001 per share.

(F) Stock Split Effected in the Form of a Stock Dividend

On January 30, 2008, the Company's Board of Directors declared a fifteen-for-one stock split to be effected in the form of a stock dividend.  The stock split was distributed on January 30, 2008 to shareholders of record as of January 30, 2008.  All basic and diluted loss per share, and average shares outstanding information have been adjusted to reflect the aforementioned stock dividend.

NOTE 4 RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2008, the president of the Company contributed office space with a fair value of $3,000 (See Note 3(D).

At June 30, 2008, the Company received $1,300 and repaid $2,150 of stockholder loans by the president of the Company for working capital loans.  As of June 30, 2008, the loans were paid in full (See Note 2).

During March 2008, two shareholders of the Company each loaned the Company $7,500.  The loans carry no stated interest, are unsecured, and due on demand.

NOTE 5 GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company has a working capital and stockholders deficiency of $25,996, an accumulated deficit from inception of $488,918 and negative cash flows from operations of $16,239  during the six months ended June 30, 2008.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional loans, equity funding, and to implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Plan of Operation

We are a provider of traditional mortgage services and we derive our revenues from the brokering of mortgage loans. We are currently licensed as a mortgage broker in Maryland, Georgia and Virginia. We charge a fixed processing fee, an origination fee, and sometimes a broker fee. We recognize revenues when the loan is closed, at which time we are paid by the lender. We generate revenue by charging a fixed processing fee, an origination fee, and sometimes a broker fee.

We had generated revenues in the fiscal year 2006 of $109,884. However, since 2006, our revenues have declined to $29,482 for the fiscal year ended December 31, 2007, $1,921 for the quarter ended March 31, 2008 and $4,381 for the quarter ended June 30, 2008.  Our revenues have declined since 2006 due to the recent upheaval in the real estate market in our area and the increased difficulty with which our customers are able to obtain mortgages, which in turn has led to less home purchases and less revenues.  Additionally, we suffered significant losses of $7,697 for the fiscal year ended December 31, 2006 and losses of $23,966 in fiscal year 2007, $60,950 in the quarter ended March 31, 2008 and our net loss for the quarter ended June 30, 2008 was $6,172.  These losses resulted from the market condition and lack of operating capital despite our substantial cuts in expenses.  Additionally, our losses in 2006 and 2007 were due to Marshall Davis, our sole officer and director and majority shareholder, taking a salary.  In our most recent quarter ended June 30, 2008, our increase net less of $6,172 was largely attributable to increased expenses of $10,553 which was the result of professional expenses that we incurred of $3,120 that was due to professional fees, $2,664 for general and administrative fees, $3,249 for compensation, $20 for marketing and advertising and $1,500 for rent.  In January 2008, we completed a Regulation D Rule 506 offering in which we sold 118,350 post-split shares of Common Stock to 31 investors, at a post-split price per share of $0.0267.  We raised a total of $3,156. Otherwise, we are unable to secure any funding from sources other than Mr. Davis. Our auditors have raised substantial doubt as to our ability to continue as a “going concern” and if we are not successful in obtaining additional capital and implementing our business plan we will not be able to operate and have to cease our business. Prior to the slowdown of the real estate market in Maryland at the end of 2007 and into 2008, our business similarly suffered from losses and low revenues.  Our losses were the result of Marshall Davis, our sole officer and director and more than 90% shareholder, drawing a larger salary for the previous years.  Marshall Davis was paid a salary based on the loans he closed. He was paid a larger salary for 2005 which resulted in losses to the Company. In 2006 and 2007, less revenue was generated and a much less salary was taken from the business. Salary was still taken out of the business and therefore again losses were shown. Payroll is a direct hit on the profit and loss statement.  The low revenues prior to the downturn in the real estate market in Maryland were the result of only one person, Marshall Davis, running the operation and generating business for the Company.

As of the most recent quarter ended June 30, 2008, we had cash on hand of $3,411 and our total assets were just $3,411 while our total liabilities were $29,407.  If we are unable to increase our revenue and gross profit to satisfy our liabilities and increase our total assets we will not be able to operate our business and will have to cease our business.

To date, the only financing that we have been able to secure has been the $3,156 that we raised in the private placement through January 2008. We have not been able to raise any additional capital.  We will also rely on sources to borrow funds in the form of loans.  We may be able to borrow funds from Marshall Davis, our sole officer and director and 90% shareholder, and from other shareholders who hold an equity position in the Company.

Due to the current nature of the mortgage market and our history of losses and low revenues, we will require additional funds to continue to operate. Therefore we will continue to operate on a reduced budget. Marshall Davis, our sole officer, director and principal shareholder, has agreed verbally that, if necessary, he will cover the costs for our operations until additional funds become available. It is not expected that it will be necessary for Mr. Davis to cover the costs.  However, if it is necessary, Mr. Davis will extend interest-free loans to the Company on an as-needed basis to keep the Company operating.  We have no written agreement with Mr. Marshall Davis to legally insure that he will provide the funding for our operations.  Although we have no commitments for capital, other than verbal assurances from Mr. Davis, we may raise additional funds through:

     -    public offerings of equity, securities convertible into equity or debt, or
     -    private offerings of securities or debt, or other sources.

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

1)        We will renew our mortgage broker license and continue to offer our services in the states of Maryland, Virginia, and Georgia;

2)        We will continue to outsource to a call center that enables us to call thousands of homeowners a day.  This will allow our phone to continuously ring as we market in the states of Maryland, Virginia, and Georgia.  The more homeowners we talk to, the more loan generating and closed loans we can achieve.

We plan on spending between $1,500 and $2,500 per month on our marketing budget. This type of phone marketing costs approximately 2.5 cents per minute on the phone. We plan on ordering 60,000-100,000 minutes per month;

3)        We will also continue to establish and maintain our relationships with realtors, accountants, attorneys, etc they can help to send us business;

4)        We will continue to call our old clients to get referral business; and

5)        If we decide to expand our client base, then we will look to get licensed in other states where we do not need a physical presence.

Over the next 12 months, we anticipate spending $25,000 on administrative expenses, including legal and accounting service fees. We will need to borrow funds to be able to pay for this expense and will pay back the $25,000 additional expense with any increased revenues or any future funding that we obtain or by obtaining other loans.  At this point, we do not have the available revenue or funds to pay back these loaned funds and there is no certainty that we will ever be able to pay back the $25,000 additional expenses.

If we are unable to raise additional funds and our revenue declines to a point where we cannot operate, we may be forced to cease operations and close our business.

We do not have any plans nor are we aware of any plans, agreements, understandings or discussions involving the possible purchase or sale of our company or a significant amount of shares of our company.

OUR AUDITORS HAVE DETERMINED THAT BASED ON OUR FINANCIAL CONDITION THERE IS SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE TO OPERATE AS A GOING CONCERN.

This concern includes but is not limited to the Company’s lack of operating capital, stockholders deficiency, accumulated deficits, negative cash flow from operations, and little or no assets.  Our depressed financial condition is caused by the following factors: (i) the fact that Marshall Davis, our sole officer and director and majority shareholder, took a large salary in fiscal years 2006 and 2007; (ii) the fact that we are a small business that only has one sole employee who is also the sole officer, director and majority shareholder; (iii) the slowdown in the real estate market; and (iv) the tightening of the credit industry and the increased difficulty for homebuyers to obtain a loan.  The fact that we are a small business and Marshall Davis is our sole employee further caused our financial condition to worsen because he is not able to focus on one aspect of the business and is forced to handle every detail of our operations.  We cannot, however, afford to and do not plan to hire additional employees.  Lastly, the recent slowdown in the real estate market and the tightening of the credit industry has further caused our financial condition because it is more difficult for us to attract business because there are less home purchases and not as many customers that are qualifying for mortgages and therefore our potential customers are not buying homes.  In addition, it is due in large part to the recent upheaval in the mortgage market. We have experienced a significant slowdown in the number of homes being purchased which lead to a slowdown of mortgage applications and ultimately a decrease in our revenues. Lastly, we have little or no assets which has the effect of making us a less attractive company for investors to finance because we cannot provide any security interest to the investors and it demonstrates that we are not a stable operating company.

Recent Decline in Revenues

The recent decline in revenues is due, in major part, to the slowdown in the sub-prime market. Most sub-prime lending institutions have shut down and the ones that are still open have discontinued or adjusted many of their programs. Therefore the clients that used to have lesser credit or lower income, can no longer qualify for a loan. Approximately 40% of our business was sub-prime loans which have contributed to our decline in revenues as sub-prime loans are generally made through brokers. Prime or conforming loans have also become more difficult to get approved since the tightening of mortgage lending and this made up for the remaining 60% of our business.

We have experienced a significant slowdown in the number of mortgage applications and ultimately a decrease in our revenues. Over the past year we have experienced a decline in our revenues which has led our auditors to determine that we are considered a “going concern”. This concern is due in large part to the recent upheaval in the mortgage market. The decline in revenues is due, in major part, to the slowdown in the sub-prime market. Most sub-prime lending institutions have shut down and the ones that are still open have discontinued or adjusted many of their programs. Therefore the clients that used to have lesser credit or lower income, can no longer qualify for a loan. Approximately 40% of our business was sub-prime loans which has contributed to our decline in revenues. Prime or conforming loans have also become more difficult to get approved since the tightening of mortgage lending and this made up for the remaining 60% of our business. The slowdown stems from financial hardships for consumers and financial institutions, resulting in credit becoming less available in the subprime mortgage market as investors in subprime mortgage-backed securities look more carefully at subprime loans and lenders have tightened underwriting standards. A combination of increased rates and decreased products has caused our revenue to decline for several local brokers.

Additionally, mortgage lenders have made the requirements for obtaining loans more difficult by requiring lower debt ratios, increasing the requirement of cash reserves and being less willing to extend credit. Since guidelines have become stricter, less loans close and, resultantly, our revenues have declined. The recent downturn in the housing market has also contributed to less loan volume. As the housing market declines due to less demand, foreclosures will be more prevalent and property values will decline. This has led to people not being able to qualify for similar programs that they did in the past.

Our auditors have determined that based on our financial condition there is substantial doubt as to whether we can continue to operate as a going concern.  This concern includes but is not limited to the Company’s lack of operating capital, stockholders deficiency, accumulated deficits, negative cash flow from operations, and little or no assets. In addition, it is due in large part to the recent upheaval in the mortgage market. We have experienced a significant slowdown in the number of homes being purchased which lead to a slowdown of mortgage applications and ultimately a decrease in our revenues.  This raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 Recent Upheaval in the Mortgage Market

The recent upheaval in the mortgage market has had a direct effect on our business operations. Over the past year, we have experienced a significant decline in revenue and a larger than expected net loss based on the current mortgage market.  This is due to a slowing in the real estate market. The number of homes being sold has been decreasing for the past 12 months and this has led to a decrease in our business. Over these past 12 months, we have not been able to attract the same number of home buyers and/or homeowners hoping to refinance. In addition, increased foreclosures have had an additional effect of driving home prices down further depressing the market and refinancing opportunities. Due to the decrease in the subprime market and the closing of financial institutions, the amount of programs available to our respective clients has also decreased.

MD Mortgage suffered losses before the upheaval in the mortgage market. This was due to larger salaries being paid to Marshall Davis. Before the Share Exchange and the recent upheaval in the mortgage market, Marshall Davis was paid a salary based on the loans he closed. He was paid a larger salary for 2005 which resulted in losses to the Company. In 2006 and 2007, less revenue was generated and a much less salary was taken from the business. Salary was still taken out of the business and therefore again losses were shown. Payroll is a direct hit on the profit and loss statement.

Revenues have been mostly generated in the State of Maryland where the home market has gone down drastically over the last two years. Foreclosures are higher and homes sit on the market longer. Property values have been going down since 2007. People have less equity now and less room to refinance and take out cash to consolidate debt and do home improvements. As a result, the Company’s revenues have decreased.

MD Mortgage has generated most of its revenues in Baltimore County, Maryland. Mortgages have gone down in that county and the declines for new and existing home sales in this county are as follows:

Baltimore County Home Sales
Year	Number of Homes Sold	Percent Increase (Decrease) from Previous Year
2005	11,741	--
2006	10,307	(11.8%)
2007	8,505	(17.5%)

Results of Operations

For the quarter ended June 30, 2008, the registrant recognized a net loss of $6,172.   In our most recent quarter ended June 30, 2008, our increase net less of $6,172 was largely attributable to increased expenses of $10,553 which was the result of professional expenses that we incurred of $3,120 that was due to professional fees, $2,664 for general and administrative fees, $3,249 for compensation, $20 for marketing and advertising and $1,500 for rent.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

 Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent remains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 affects those entities that have an outstanding non –controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is prohibited.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) und er the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

Not applicable for a Small Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1         Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1         Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MD Holdings, Corp.

Date: August 8, 2008	By:	/s/ Marshall Davis
Marshall Davis
Chief Executive Officer, Chief Financial Officer, Director and Principal Accounting Officer