Form 10-Q
period 2008-09-30
MD Holdings Corp
filed 2008-10-14
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of October 13, 2008:  20,717,168 shares of common stock.

MD Holdings, Corp.

FORM 10-Q

September 30, 2008

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

SIGNATURE

Item 1. Financial Information

MD Holdings, Corp. and Subsidiary

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED).

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED).

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED).

PAGES	5 - 11	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

MD Holdings, Corp. and Subsidiary
Condensed Consolidated Balance Sheets

ASSETS
	September 30, 2008	December 31, 2007
	(Unaudited)

Current Assets
Cash	$346	$3,144

Total Assets	$346	$3,144

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$11,200	$6,484
Payroll liabilities	-	40
Stockholder loans	20,000	850
Total Current Liabilities	31,200	7,374

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized,
20,717,168 and 1,375,863 shares issued and outstanding, respectively	20,717	1,376
Additional paid-in capital	445,866	29,569
Subscription receivable	-	(100)
Accumulated Deficit	(497,437)	(35,075)

Total Stockholders' Deficiency	(30,854)	(4,230)

Total Liabilities and Stockholders' Deficiency	$346	$3,144

See accompanying notes to unaudited condensed consolidated financial statments

MD Holdings, Corp. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$-	$1,995	$6,302	$21,514

Operating Expenses

General and Administrative	5,077	2,456	13,456	11,715
Compensation	-	-	3,249	5,000
Health Insurance	-	1,286	-	5,144
Marketing and Advertising	32	415	832	8,645
Professional Fees	1,249	16,334	59,245	17,959
Rent	1,500	-	4,500	-
Total Operating Expenses	7,858	20,491	81,282	48,463

Loss from Operations	(7,858)	(18,496)	(74,980)	(26,949)

Other Expense
Interest Expense	(661)	-	(661)	-
Total Other Income	(661)	-	(661)	-

Provision for Income Taxes	-	-	-	-

Net Loss	$(8,519)	$(18,496)	$(75,641)	$(26,949)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	20,717,168	20,636,250	20,715,630	20,636,250

See accompanying notes to unaudited condensed consolidated financial statments

MD Holdings, Corp. and Subsidiary
Condensed Consolidated Statement of Changes Stockholders' Deficiency
(Unaudited)

								Total
	Preferred stock		Common stock		Additional			Stockholder's
					paid-in	Accumulated	Subscription	Equity
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	(Deficiency)

Balance, December 31, 2007	-	$-	1,375,863	$1,376	$29,569	$(35,075)	$(100)	$(4,230)

In kind contribution	-	-	-	-	6,000	-	-	6,000

In kind contribution of interest	-	-	-	-	661	-	-	661

Cash received for subscription agreement	-	-	-	-	-	-	100	100

Common stock issued for cash	-	-	282	0	2,256	-	-	2,256

Common stock issued for services	-	-	5,000	5	39,995	-	-	40,000

Shares issued in connection with stock dividend	-	-	19,336,023	19,336	367,385	(386,721)	-	0

Net loss for nine months ended September 30, 2008	-	-	-	-	-	(75,641)	-	(75,641)

Balance, September 30, 2008	-	$-	20,717,168	$20,717	$445,866	$(497,437)	$-	$(30,854)

See accompanying notes to unaudited condensed consolidated financial statments

MD Holdings, Corp. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007

Cash Flows From Operating Activities:
Net Loss	$(75,641)	$(26,949)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	6,661	14,500
Stock issued for services	40,000	-
Changes in operating assets and liabilities:
Increase accounts payable	4,716	3,387
Decrease in payroll liabilities	(40)	(8,978)
(Increase) decrease in accounts receivable	-	6,959
Net Cash Used In Operating Activities	(24,304)	(11,081)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	1,300	12,150
Repayment of stockholder loans	(2,150)	(5,500)
Proceeds from issuance of stock, net of subscriptions receivable	2,356	-
Proceeds from related party - Note Payable	20,000	-
Net Cash Provided by Financing Activities	21,506	6,650

Net Decrease in Cash	(2,798)	(4,431)

Cash at Beginning of Year	3,144	7,502

Cash at End of Year	$346	$3,071

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock dividend	$19,336	$-

See accompanying notes to unaudited condensed consolidated financial statments

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
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

On January 15, 2007, the Company entered into a Stock Purchase and Share Exchange agreement (“The Agreement”) with MDC. MDH issued 1,375,750 shares of common stock to the shareholders of MDC.  The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost.  All share and per share amounts have been retroactively restated.

(C) Principles of Consolidation

The condensed consolidated unaudited financial statements include the accounts of MDH and its wholly-owned subsidiary, MDC from January 15, 2007 to September 30, 2008. All significant inter-company accounts and transactions have been eliminated in consolidation.

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
AS OF SEPTEMBER 30, 2008
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

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of September 30, 2008 and 2007, there were no common share equivalents outstanding.

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

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

(K) Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. Advertising expense for the nine months September 30, 2008 and 2007 was $832 and $8,645, respectively.

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
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

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

NOTE 2   GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company has a working capital and stockholders deficiency of $30,854, an accumulated deficit from inception of $497,437 and negative cash flows from operations of $24,304 during the period ended September 30, 2008.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional loans, equity funding, and to implement its strategic plans provide the opportunity for the Company to continue as a going concern.

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 3   STOCKHOLDER LOAN

During September 2008, a shareholder of the Company loaned the Company $5,000.  The loan carries no stated interest, unsecured and due one year from the date the loan agreement is executed (See Note 5).

During January through June of 2008, the President of the Company loaned the Company $1,300 for operating expenses, and the Company repaid the President $2,150 of loans.   As September 30, 2008, the loan balance has been repaid in full (See Note 5).

During March 2008, two shareholders of the Company each loaned the Company $7,500.  The loans carry no stated interest, are unsecured, and due on demand (See Note 5).

NOTE 4    STOCKHOLDERS’ DEFICIENCY

(A) Common Stock Issued for Cash

During January 2008, the Company completed a Regulation D Rule 506 offering in which we sold 5,640 pre-forward (282 post) split shares of Common Stock to 31 investors, at a pre-forward split price per share of $0.40. We raised a total of $2,256.  Mr. Davis, as the sole officer and director and majority shareholder of the Company, arbitrarily determined the $0.40 offering price.

(B) Subscription Receivable

During November 2007, the Company sold an aggregate of 250 shares of common stock in exchange for subscriptions receivable totaling $100. During the month of February 2008, the Company collected the $100.

(C) Stock Issued for Services

On January 5, 2008, the Company issued 5,000 shares of common stock for legal services having a fair value of $40,000 based upon recent cash offering.

(D) In-kind contribution

For the nine months ended September 30, 2008, the president of the Company contributed office space with a fair value of $4,500 (See Note 5).

For the nine months ended September 30, 2008, the Company recorded $661 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

For the three months ended September 30, 2008, the president of the Company contributed services with a fair value of $1,500 (See Note 5).

(E) Amended to the Articles of Incorporation

On January 28, 2008, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 10,000,000 preferred shares at a par value of $0.001 and 500,000,000 common shares at a par value of $0.001 per share.

(F) Stock Split Effected in the Form of a Stock Dividend

On January 30, 2008, the Company's Board of Directors declared a fifteen-for-one stock split to be effected in the form of a stock dividend.  The stock split was distributed on January 30, 2008 to shareholders of record as of January 30, 2008.  All basic and diluted loss per share and average shares outstanding information have been adjusted to reflect the aforementioned stock dividend.

(G) Stock Split

On October 3, 2008, the Company’s Board of Directors declared a twenty –for-one reverse stock split effective to stockholders of record on October 27, 2008.  Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split (See Note 6).

NOTE 5   RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2008, the president of the Company contributed office space with a fair value of $4,500 (See Note 4(D)).

For the three months ended September 30, 2008, the president of the Company contributed services with a fair value of $1,500 (See Note 4(D)).

At September 30, 2008, the Company received $1,300 and repaid $2,150 of stockholder loans by the president of the Company for working capital loans.  As of September 30, 2008, the loans were paid in full (See Note 3).

During September 2008, a shareholder of the Company loaned the Company $5,000.  The loan carries no stated interest, unsecured and due one year from the date of the loan agreement (See Note 3).

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

During March 2008, two shareholders of the Company each loaned the Company $7,500.  The loans carry no stated interest, are unsecured, and due on demand (See Note 3).

For the nine months ended September 30, 2008, the Company recorded $661 of imputed interest related to shareholder loans payable as an in-kind contribution.

NOTE 6   SUBSEQUENT EVENT

On October 3, 2008, the Company’s Board of Directors declared a twenty –for-one reverse stock split effective to stockholders of record on October 27, 2008.  Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split (See Note 5(G)).

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

We had generated revenues in the fiscal year 2006 of $109,884. However, since 2006, our revenues have declined to $29,482 for the fiscal year ended December 31, 2007, $1,921 for the quarter ended March 31, 2008, $4,381 for the quarter ended June 30, 2008 and $0 for the quarter ended September 30, 2008.  Our revenues have declined since 2006 due to the recent upheaval in the real estate market in our area and the increased difficulty with which our customers are able to obtain mortgages, which in turn has led to less home purchases and less revenues.  Additionally, we suffered significant losses of $7,697 for the fiscal year ended December 31, 2006 and losses of $23,966 in fiscal year 2007, $60,950 in the quarter ended March 31, 2008, $6,172 in the quarter ended June 30, 2008 and our net loss for the quarter ended September 30, 2008 was $8,519.  These losses resulted from the market condition and lack of operating capital despite our substantial cuts in expenses.  Additionally, our losses in 2006 and 2007 were due to Marshall Davis, our sole officer and director and majority shareholder, taking a salary.  In our most recent quarter ended September 30, 2008, our increased net loss of $8,519 was largely attributable to increased expenses of $7,858 which was the result of professional expenses that we incurred of $1,249 due to professional fees, $5,077 for general and administrative fees, $32 for marketing and advertising and $1,500 for rent.  In January 2008, we completed a Regulation D Rule 506 offering in which we sold 282 post-split shares of Common Stock to 31 investors, at a post-split price per share of $8.00.  We raised a total of $3,156. Otherwise, we are unable to secure any funding from sources other than Mr. Davis. Our auditors have raised substantial doubt as to our ability to continue as a “going concern” and if we are not successful in obtaining additional capital and implementing our business plan we will not be able to operate and have to cease our business. Prior to the slowdown of the real estate market in Maryland at the end of 2007 and into 2008, our business similarly suffered from losses and low revenues.  Our losses were the result of Marshall Davis, our sole officer and director and more than 90% shareholder, drawing a larger salary for the previous years.  Marshall Davis was paid a salary based on the loans he closed. He was paid a larger salary for 2005 which resulted in losses to the Company. In 2006 and 2007, less revenue was generated and a much less salary was taken from the business. Salary was still taken out of the business and therefore again losses were shown. Payroll is a direct hit on the profit and loss statement.  The low revenues prior to the downturn in the real estate market in Maryland were the result of only one person, Marshall Davis, running the operation and generating business for the Company.

As of the most recent quarter ended September 30, 2008, we had cash on hand of $346 and our total assets were just $346 while our total liabilities were $31,200. If we are unable to increase our revenue and gross profit to satisfy our liabilities and increase our total assets we will not be able to operate our business and will have to cease our business.

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

Results of Operations

For the quarter ended September 30, 2008, the registrant recognized a net loss of $8,519.   In our most recent quarter ended September 30, 2008, our increased net loss of $8,519 was largely attributable to increased expenses of $7,858 which was the result of professional expenses that we incurred of $1,249 due to professional fees, $5,077 for general and administrative fees, $32 for marketing and advertising and $1,500 for rent.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2008.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On October 3, 2008, the Company's stockholders approved a 20 for 1 reverse stock split for its common stock. As a result, stockholders of record at the close of business on October 27, 2008, will receive one share of common stock for every twenty shares held. Common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented. Please note that under Nevada corporate law we are not required to amend the articles of incorporation for a reverse stock split unless it affects the number of authorized shares.

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

MD Holdings, Corp.

Date: October 13, 2008	By:	/s/ Marshall Davis
Marshall Davis
Chief Executive Officer, Chief Financial Officer, Director and Principal Accounting Officer