Form 10-K
period 2008-12-31
MD Holdings Corp
filed 2009-03-09
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  333-143215

MD HOLDINGS, CORP.
(Exact name of issuer as specified in its charter)

Delaware	33-143215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 Carolstowne Road Reisterstown, Maryland	21136
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 526-6155

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year:  $6,302.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 5, 2009: $0

Number of the issuer’s Common Stock outstanding as of March 5, 2009: 20,717,168

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes☐ No☒

Tabel of Contents

Tabel of Contents

PART I
Item 1.            Description of Business.

MD Holdings, Corp. was incorporated on December 13, 2006 under the laws of the State of Nevada.  On January 15, 2007, MD Mortgage Corporation became our wholly-owned subsidiary pursuant to the terms of a share exchange agreement dated January 15, 2007.  MD Mortgage Corporation was incorporated in the State of Maryland in July 1999 and commenced doing business in September 1999.

The market area for MD Mortgage Corporation based upon revenues in 2008 is located in Maryland.The range of loans for which we acted as the mortgage broker for 2008 was from $106,000 to $610,000.  Similarly, the range of loans for which we acted as the mortgage broker for 2007 was $66,000 to $386,000.

Business Development

We were founded December 13, 2006 by Marshall Davis under the laws of the State of Nevada.  We have not been involved in any bankruptcy, receivership or similar proceeding at any time during its corporate existence.  We have not undergone any material reclassification, merger, consolidation, or purchase or sale of significant assets outside the ordinary course of business. We currently have one full-time employee we only have one office.

Business of Issuer

We have been  a licensed mortgage broker and a provider of traditional mortgage services.  We have derived our revenues from the brokering of mortgage loans.  We charge a fixed processing fee of $495 and origination fees which range from 1 to 4 percentage fees. We recognize revenues when the loan is closed, at which time we are paid by the lender. All of our business is undertaken through our wholly owned subsidiary, MD Mortgage Corporation and we serve as a holding company for MD Mortgage Corporation.

Marshall Davis, our sole officer, director and principal shareholder, was in compliance with all licensing requirement for the States of Maryland, Virginia, and Georgia during 2008, but his licenses have subsequently lapsed due to the fees associated with staying current.  As soon as financing is obtained, Mr. Davis will take the necessary steps to  reinstate his license.  To date, we have generated all of our revenues from the brokering of mortgage loans. The mortgage loans we broker can be divided into two categories:

         *  Prime or conforming loans
         *  Sub-prime or non-conforming loans

Our gross revenues from the brokering of mortgage loans in the above three categories for the year ended December 31, 2007 totaled $29,482.Our gross revenues for the year ended December 31, 2008 totaled $6,302.

Prime or conforming loans are loans that conform to the guidelines established by certain government sponsored entities. These guidelines establish the maximum loan amount, down payment and borrower and credit and income requirements. All other loans are considered "non-conforming loans" because of the size of the loans (referred to as jumbo mortgages) and/or the credit profiles of the borrowers (generally referred to as sub-prime mortgages). Second mortgage loans, credit lines, home equity loans, home improvement loans are also non-conforming loans. Furthermore, non-conforming loans are sometimes referred to as "non-doc"or "reduced-doc" loans because the paperwork is less extensive than with the prime or conforming loans and prospective borrowers generally do not have to reveal details about their income and credit history.

We have no liability for any loans once closed, including sub-prime loans. We act solely as a broker for the lender, bringing the borrower and lender together. The lender reviews and examines the borrower, the borrower’s credit and any collateral to evaluate as to whether it meets the lenders underwriting guidelines. If the lender guidelines are met and the lender agrees to close the loan, the lender thereby assumes all liabilities for the closed loan.

Our mortgage services business is subject to the rules and regulations of the Department of Housing and Urban Development, Federal Housing Administration, Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and other regulatory agencies in connection with originating, processing and underwriting mortgage loans. These rules and regulations, among other things, impose licensing obligations, prohibit discrimination and establish underwriting guidelines.

Operations

Our operations are centered in Maryland. Our corporate headquarters are located in Reisterstown, Maryland. We were licensed as a mortgage broker in Maryland, Georgia and Virginia but the licenses have subsequently lapsed due to the fees associated with staying current.  As soon as we can obtain financing, Mr. Davis take the necessary steps to reinstate his license.

Tabel of Contents

We do not have nor are we aware of any plans, agreements, understandings or discussions involving the possible purchase or sale of our company or a significant amount of shares of our company.

Business Strategy

In September 1999, we obtained a mortgage brokerage license from the State of Maryland.  Our goal is to  increase our business in all the states where we have been  licensed at such time as we have the financial resources to do so. We plan to continue to form more relationships and alliances with real estate agents, developers, lawyers, accountants, financial planners and other persons who are involved in the home buying process.

In addition, we may expand into other parts of the United States, where the demographics indicate that there are a large number of homebuyers once we obtain the necessary financing.

TRADITIONAL MORTGAGE SERVICES

As a mortgage broker, we would generate revenues by originating mortgage loans between lenders and qualified borrowers. We do not make the loans, therefore the loans we broker are funded by third parties. We would have access to four institutional lenders which allows us to offer a full range of loan products, including adjustable rate mortgages, fifteen (15) year and thirty (30) year fixed rate loans, and balloon loans with a variety of maturities. In addition to residential mortgages, we broker refinancing, second mortgages, debt consolidation and home equity loans. We would broker residential mortgage loans to various consumers including "prime" credit borrowers who desire conventional conforming loans and borrowers seeking "sub-prime" loans.

Borrowers who qualify for conforming loans have what is referred to as an "A" credit rating. Typically, borrowers who seek sub-prime financing have what is referred to in banking as "B," "C" or "D" credit ratings. Credit ratings vary depending upon the lender, but are usually based on factors, such as income, credit history and previous debt experiences. "A" rated borrowers have the highest credit rating, while "B," "C" and "D" borrowers have progressively lower credit ratings. A "B" credit rating generally indicates that the borrower has 1 or 2 late mortgage payments in the past 12 months and there have been no collections or charge offs. A "C" credit rating indicates that the borrower has 3 or 4 late mortgage payments and there have been collections or charge-offs on the borrower's credit report. A "D" credit rating indicates that the borrower has a recent bankruptcy or foreclosure.

We would broker "non-doc" or "reduced-doc" loans to sub-prime borrowers. These "non-doc" or "reduced-doc" loans are typically brokered for borrowers with prime credit ratings who desire to maintain their privacy as to details of their income, self-employed persons or persons with blemished credit histories.
ONLINE MORTGAGE SERVICES

In 2003, we established www.mdmortgagecorp.com. This site is used by us to advertise and generate leads for our traditional mortgage services. We will use this web site to service those individuals who prefer the convenience of the online process versus traditional mortgage services. Our online service complements the highly personalized service offered at our traditional offices. The majority of our online business is expected to be generated from home refinancing, because of the decrease in interest rates.to date, we have not generated any revenues from the online mortgage services.

BUSINESS PHILOSOPHY AND COMPETITIVE STRATEGY

The process of obtaining a mortgage loan or refinancing a mortgage loan can be time-consuming, frustrating and overwhelming for many consumers. Consumers want to make certain that they get competitive market rates and excellent customer service. Being a small mortgage brokerage, we are able to provide the customer service and we work with smaller niche lenders that are able to provide competitive rates due the ability to provide a wider variety of loan packages to a broader spectrum of consumers.

We provide personalized service and convenience and access to a variety of market rates and products that we can identify that are currently offered by our lenders for our customers. We cannot guarantee that our service is any more personalized than our competitors or that we expedite the processing of mortgages any faster than any competitor or that our rates are the “best available market rates.” However, as a smaller mortgage broker, we believe that we are able to give our clients more personalized attention than larger mortgage brokers. When you call our company, you talk to the loan officer/president of the company who has over 10 years experience in the industry. By having a single office and one employee, we offer personal attention to each mortgage. Additionally, customers only deal with one person who is the loan officer as well as the processor. By eliminating other people in the process, it makes us more efficient. The time between approval of a customer's loan and actual funding is subject to a number of variables, such as obtaining appraisals and title searches. Our customer oriented mortgage broker expedite the time between approval and funding, by assisting in collecting all the documents that are required for closing.

Tabel of Contents

The CALYX software program takes all the information that we input and provides us with a completed loan application for the borrower. Next, we determine which lenders might be able to offer the borrower a mortgage loan. Sometimes, we will go to a general web site that provides clearing information on mortgage loans.  Other times, based on experience, we know which lenders will have the best mortgage loan products for a particular client. We generally use a few lenders to provide a majority of our loans, because these lenders generally offer the best rates to our customers. In addition, we have found that these lenders provide efficient service.

We upload the completed loan information on the web site of the lender that we have selected for the borrower and determine if the lender will give us e-approval for the loan. If the lender gives the borrower approval, it, the web site, will generate a commitment letter with contingencies. Then, the lender will also send us documentation for the loan.

If a customer does not pre-qualify for the loan or if the application is incomplete, one of our mortgage brokers will inform the mortgage loan applicant why the loan was rejected and how and if the application can be remedied.

COMPETITION

The National Association of Mortgage Brokers reports that there are more than 20,000 mortgage brokerage operations in the U.S., employing an estimated 200,000 people.

The mortgage lending industry is highly fragmented with many players serving the borrowing community. We will face competition on many fronts, both at the retail sales level and in the area of retaining quality mortgage brokers. Borrowers have a plethora of financing alternatives including: consumer finance companies, mortgage banking companies, independent mortgage brokers, savings banks, community banks, credit unions, thrift institutions, credit card issuers, insurance companies, Federal Home Loan Mortgage Corporation and other entities engaged in mortgage lending.

Competition among industry players can take the form of interest rates, loan origination fees, term and amount of loan, marketing and distribution channels (including on-line applications), customer services, and convenience of obtaining a loan.

While management believes there are competitors who operate with a similar business model, there is no readily available financial or other information on which management may rely; therefore it is not feasible to accurately discuss those competitors.

With over 10 years of experience and relationships with banks and on a referral basis, we are able to compete with established local, regional, national and international financial institutions in our market area in the current business conditions in the housing market and the mortgage business. We have been approved to offer loan products to consumers by several well-known funders, such as First Horizon and Equifirst. The nature of our relationship(s) with these lenders allows us to act as brokers for residential loan products. This network allows us to have access to a broad array of products and services for our customers.

Additionally, being in the business for over a decade and creating longstanding relationships with hundreds of clients we have been able derive referrals from past customers.  We also have relationships with accountants, attorneys, realtors, builders, and other professionals whom can provide us business.  Keeping our relationships with these people and continuing to give their clients great service, is a key in overcoming our larger competitors.  We have learned that the professionals in our community just want their clients to get personal attention and have their settlements completed in an expedite manner.  As a smaller shop, we have the ability to do all of those things.

REGULATIONS

Our mortgage services business is subject to the rules and regulations of the Department of Housing and Urban Development, Federal Housing Administration, Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and other regulatory agencies in connection with originating, processing and underwriting mortgage loans. These rules and regulations, among other things, impose licensing obligations, prohibit discrimination and establish underwriting guidelines. As a mortgage broker, we are subject to these guidelines of the aforementioned establishments at all times. A detailed review of the said guidelines would extend well beyond the scope of this prospectus, as each establishment has very specific guidelines that must be adhered to at all times. Our failure to comply with the underwriting guidelines at any time would cause us to discontinue its operations as a mortgage broker and thereby we would no longer be able to generate revenues by originating loans that are funded by third parties.

Additionally, we are required to comply with regulatory requirements specifically relating to the mortgage brokerage licenses we maintain with the states of Maryland, Virginia, and Georgia. We have a financial requirement to post a surety bond of $75,000 in Maryland, $25,000 in Virginia, and $50,000 in Georgia. We are not aware of any other regulatory financial requirements to which we must comply.

Mortgage origination activities are subject to the provisions of various federal and state statutes including the Equal Credit Opportunity Act, the Fair Housing Act, the Truth-in-Lending Act, the Fair Credit Reporting Act and the Real Estate Settlement Procedures Act. The Equal Credit Opportunity Act and the Fair Housing Act prohibit us from discriminating against applicants on the basis of race, color, religion, national origin, familial status, sex, age, marital status or other prohibited characteristics. Also, we are required to disclose reasons for credit denial and other matters to applicants. The Truth-in-Lending Act requires us to provide borrowers with uniform, understandable information about the terms and conditions of mortgage loans so they can compare credit terms.

Tabel of Contents

It guarantees borrowers a three (3) day right to cancel certain credit transactions. If we fail to comply with the Truth-in-Lending Act, aggrieved customers could have the right to rescind their loan transactions and to demand the return of finance charges. The Fair Credit Reporting Act requires us to supply loan applicants who are denied credit the credit-reporting agency's name and address. The Real Estate Settlement Procedures Act was designed to prevent abuses in the referral of business in the real estate industry. It prevents specific types of payments between certain providers.

Each state has specific license requirements that must be met prior to conducting business as mortgage broker. We were approved by the states of Maryland Virginia, and Georgia upon satisfying the conditions of the commissioner.  The certificate of registration issued may be renewed annually in Virginia and Georgia and bi-annually in the state of Maryland.  The license in Virginia and Georgia are good thru March 30, 2008 but the process of renewal in each state usually begins in February and March. The state of Maryland has stagnated renewals.  Due to the market conditions, the certificates of registration have not yet been renewed.  Once financing is obtained, all registrations will be renewed.

RAW MATERIALS

Our business does not depend on raw materials in order to provide its services.

PATENTS

At this point, we do not possess nor does it intend to possess any patents, trademarks, licenses, franchises, concessions, royalty agreements or any labor contracts.  We  also do not expect to incur any costs of compliance with environmental laws.

EMPLOYEES

We do  not have any employees other than Mr. Davis.  As the business grows, we may need to hire a sales force and other employees to manage our operations and grow our customer.

Item 2.    Description of Property.

We presently maintain our principal offices at 135 Carolstowne Road, Reisterstown, Maryland. The principal office is a home office.  Our telephone number is (410) 526-6155.

Item 3.    Legal Proceedings.

To the best of our knowledge, there are no known or pending litigation proceedings against us..

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “MDOL” since August 14, 2008. However, to date there has been no trading market for our Common Stock.

The market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of March 5, 2009 in accordance with our transfer agent records, we had 37 record holders of our Common Stock.

Dividends

Tabel of Contents

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

Item 6.    SELECTED FINANCIAL DATA.

Not applicable.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We are a provider of traditional mortgage services and we derive our revenues from the brokering of mortgage loans. We were previously licensed as a mortgage broker in Maryland, Georgia and Virginia but the licenses have subsequently lapsed due to the fees associated with staying current.  As soon as we can obtain financing, we will take the necessary steps  to reinstate the licenses. We charge a fixed processing fee, an origination fee, and sometimes a broker fee. We recognize revenues when the loan is closed, at which time we are paid by the lender. We generate revenue by charging a fixed processing fee, an origination fee, and sometimes a broker fee.

We generated revenues in the fiscal year 2008 of $6,302.  Our revenues have declined since 2006 due to the recent upheaval in the real estate market in our area and the increased difficulty with which our customers are able to obtain mortgages, which in turn has led to less home purchases and less revenues.  Additionally, we suffered significant losses of $23,966 in fiscal year 2007, and our net loss for the quarter ended December 31, 2008 was $84,610.  These losses resulted from the market condition and lack of operating capital despite our substantial cuts in expenses.   In our most recent year ended December 31, 2008, our increased net loss of $84,610 was largely attributable to increased expenses of $89,821 which was the result of professional expenses that we incurred of $63,207, $16,490 for general and administrative fees, $875 for marketing and advertising; $3,249 for compensation and $6,000 for rent.

In January 2008, we completed a Regulation D Rule 506 offering in which we sold 282 post-split shares of common stock to 31 investors, at a post-split price per share of $8.00.  We raised a total of $3,156. Otherwise, we have been unable to secure any funding from sources other than Mr. Davis. Our auditors have raised substantial doubt as to our ability to continue as a “going concern” and if we are not successful in obtaining additional capital and implementing our business plan we will not be able to operate and have to cease our business. Prior to the slowdown of the real estate market in Maryland at the end of 2007 and into 2008, our business similarly suffered from losses and low revenues.  Our losses were the result of Marshall Davis, our sole officer and director and more than 90% shareholder, drawing a larger salary for the previous years.  Marshall Davis was paid a salary based on the loans he closed. He was paid a larger salary for 2005 which resulted in losses to the Company. The low revenues prior to the downturn in the real estate market in Maryland were the result of only one person, Marshall Davis, running the operation and generating business for the Company.

As of the year ended December 31, 2008, we had cash on hand of $1,674 and our total assets were just $1,674 while our total liabilities were $38,068. If we are unable to increase our revenue and gross profit to satisfy our liabilities and increase our total assets we will not be able to operate our business and will have to cease our business.

Tabel of Contents

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

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

1)        We may renew our mortgage broker license and continue to offer our services in the states of Maryland, Virginia, and Georgia;

2)        We may continue to outsource to a call center that enables us to call thousands of homeowners a day.  This will allow our phone to continuously ring as we market in the states of Maryland, Virginia, and Georgia.  The more homeowners we talk to, the more loan generating and closed loans we can achieve.

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

This concern includes but is not limited to the Company’s lack of operating capital, stockholders deficiency, accumulated deficits, negative cash flow from operations, and little or no assets. Our depressed financial condition is caused by the following factors: (i) the fact that Marshall Davis, our sole officer and director and majority shareholder, took a large salary in fiscal year 2007; (ii) the fact that we are a small business that only has one sole employee who is also the sole officer, director and majority shareholder; (iii) the slowdown in the real estate market; and (iv) the tightening of the credit industry and the increased difficulty for homebuyers to obtain a loan. The fact that we are a small business and Marshall Davis is our sole employee further caused our financial condition to worsen because he is not able to focus on one aspect of the business and is forced to handle every detail of our operations. We cannot, however, afford to and do not plan to hire additional employees. Lastly, the recent slowdown in the real estate market and the tightening of the credit industry has further caused our financial condition because it is more difficult for us to attract business because there are less home purchases and not as many customers that are qualifying for mortgages and therefore our potential customers are not buying homes. In addition, it is due in large part to the recent upheaval in the mortgage market. We have experienced a significant slowdown in the number of homes being purchased which lead to a slowdown of mortgage applications and ultimately a decrease in our revenues. Lastly, we have little or no assets which has the effect of making us a less attractive company for investors to finance because we cannot provide any security interest to the investors and it demonstrates that we are not a stable operating company.

Tabel of Contents

Recent Decline in Revenues

The recent decline in revenues is due, in major part, to the slowdown in the sub-prime market. Most sub-prime lending institutions have shut down and the ones that are still open have discontinued or adjusted many of their programs. Therefore the clients that used to have lesser credit or lower income can no longer qualify for a loan. Approximately 40% of our business was sub-prime loans which have contributed to our decline in revenues as sub-prime loans are generally made through brokers. Prime or conforming loans have also become more difficult to get approved since the tightening of mortgage lending and this made up for the remaining 60% of our business.

We have experienced a significant slowdown in the number of mortgage applications and ultimately a decrease in our revenues. Over the past year we have experienced a decline in our revenues which has led our auditors to determine that we are considered a “going concern”. This concern is due in large part to the recent upheaval in the mortgage market. The decline in revenues is due, in major part, to the slowdown in the sub-prime market. Most sub-prime lending institutions have shut down and the ones that are still open have discontinued or adjusted many of their programs. Therefore the clients that used to have lesser credit or lower income can no longer qualify for a loan. Approximately 40% of our business was sub-prime loans which have contributed to our decline in revenues. Prime or conforming loans have also become more difficult to get approved since the tightening of mortgage lending and this made up for the remaining 60% of our business. The slowdown stems from financial hardships for consumers and financial institutions, resulting in credit becoming less available in the subprime mortgage market as investors in subprime mortgage-backed securities look more carefully at subprime loans and lenders have tightened underwriting standards. A combination of increased rates and decreased products has caused our revenue to decline for several local brokers.

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

MD Mortgage suffered losses before the upheaval in the mortgage market. This was due to larger salaries being paid to Marshall Davis. Before the Share Exchange and the recent upheaval in the mortgage market, Marshall Davis was paid a salary based on the loans he closed. In 2007, less revenue was generated and a much less salary was taken from the business. Salary was still taken out of the business and therefore again losses were shown. Payroll is a direct hit on the profit and loss statement.

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

Results of Operations

For the year ended December 31, 2008, the registrant recognized a net loss of $84,610.   Our increased net loss of $84,610 was largely attributable to expenses of $89,821 which was the result of professional expenses that we incurred of $63,207, $16,490 of general and administrative fees, $875 of marketing and advertising; $3,249 of compensation and $6,000 of rent.

We believe we can not satisfy our cash requirements for the next twelve months with our current cash. If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. In the event we are not successful in reaching our revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we may begin to explore our options regarding the development of a new business plan and direction.

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

Tabel of Contents

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

Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This concern includes but is not limited to the Company’s lack of operating capital, stockholders deficiency, accumulated deficits, negative cash flow from operations, and little or no assets. Our depressed financial condition is caused by the following factors: (i) the fact that Marshall Davis, our sole officer and director and majority shareholder, took a large salary in fiscal year 2007; (ii) the fact that we are a small business that only has one sole employee who is also the sole officer, director and majority shareholder; (iii) the slowdown in the real estate market; and (iv) the tightening of the credit industry and the increased difficulty for homebuyers to obtain a loan. The fact that we are a small business and Marshall Davis is our sole employee further caused our financial condition to worsen because he is not able to focus on one aspect of the business and is forced to handle every detail of our operations. We cannot, however, afford to and do not plan to hire additional employees. Lastly, the recent slowdown in the real estate market and the tightening of the credit industry has further caused our financial condition because it is more difficult for us to attract business because there are less home purchases and not as many customers that are qualifying for mortgages and therefore our potential customers are not buying homes. In addition, it is due in large part to the recent upheaval in the mortgage market. We have experienced a significant slowdown in the number of homes being purchased which lead to a slowdown of mortgage applications and ultimately a decrease in our revenues. Lastly, we have little or no assets which has the effect of making us a less attractive company for investors to finance because we cannot provide any security interest to the investors and it demonstrates that we are not a stable operating company.

Tabel of Contents

Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MD Holdings, Corp. and Subsidiary

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 AND DECEMBER 31, 2007.

PAGE	F-2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007.

PAGE	F-3	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007.

PAGE	F-4	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007.

PAGES	F-5 - F-10	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
MD Holdings Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of MD Holdings Corp. and subsidiary as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of MD Holdings Corp. and subsidiary as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had recurring losses from operations, a working capital and stockholders deficiency of $36,394, an accumulated deficit of $506,406 and used cash in operations of $27,976. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

February 4, 2009
Boynton Beach, Florida

MD Holdings, Corp. and Subsidiary
Consolidated Balance Sheets

ASSETS
	December 31, 2008	December 31, 2007

Current Assets
Cash	$1,674	$3,144

Total Assets	$1,674	$3,144

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$13,068	$6,484
Payroll liabilities	-	40
Stockholder loans	25,000	850
Total Current Liabilities	38,068	7,374

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized,
20,717,168 and 1,375,863 shares issued and outstanding, respectively	20,717	1,376
Additional paid-in capital	449,295	29,569
Subscription receivable	-	(100)
Accumulated Deficit	(506,406)	(35,075)
Total Stockholders' Deficiency	(36,394)	(4,230)

Total Liabilities and Stockholders' Deficiency	$1,674	$3,144

See accompanying notes to consolidated financial statements

MD Holdings, Corp. and Subsidiary
Consolidated Statements of Operations

	For the Years Ended December 31,
	2008	2007

Revenue	$6,302	$29,482

Operating Expenses

General and Administrative	16,490	8,871
Compensation	3,249	5,000
Health Insurance	-	5,144
Marketing and Advertising	875	8,674
Professional Fees	63,207	19,759
Rent	6,000	6,000
Total Operating Expenses	89,821	53,448

Loss from Operations	(83,519)	(23,966)

Other Expense
Interest Expense	(1,091)	-
Total Other Income	(1,091)	-

Provision for Income Taxes	-	-

Net Loss	$(84,610)	$(23,966)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	20,716,016	20,636,447

See accompanying notes to consolidated financial statements

MD Holdings, Corp. and Subsidiary
Consolidated Statement of Changes Stockholders' Deficiency

	Preferred stock		Common stock		Additional			Total
					paid-in	Accumulated	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Deficiency

Balance, December 31, 2006 (Combined)	-	-	1,363,963	1,364	12,681	(11,109)	(1,025)	1,911

In kind contribution	-	-	-	-	16,000	-	-	16,000

Cash recieved for subscription agreement	-	-	-	-	-	-	1,025	1,025

Common stock issued for cash	-	-	11,900	12	888	-	(100)	800

Net loss for the year ended December 31, 2007	-	-	-	-	-	(23,966)	-	(23,966)

Balance, December 31, 2007	-	-	1,375,863	1,376	29,569	(35,075)	(100)	(4,230)

In kind contribution	-	-	-	-	9,000	-	-	9,000

In kind contribution of interest	-	-	-	-	1,090	-	-	1,090

Cash received for subscription agreement	-	-	-	-	-	-	100	100

Common stock issued for cash	-	-	282	0	2,256	-	-	2,256

Common stock issued for services	-	-	5,000	5	39,995	-	-	40,000

Shares issued in connection with stock dividend	-	-	19,336,023	19,336	367,385	(386,721)	-	0

Net loss for the year ended December 31, 2008	-	-	-	-	-	(84,610)	-	(84,610)

Balance, December 31, 2008	-	$-	20,717,168	$20,717	$449,295	$(506,406)	$-	$(36,394)

See accompanying notes to consolidated financial statements

MD Holdings, Corp. and Subsidiary
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007

Cash Flows From Operating Activities:
Net Loss	$(84,610)	$(23,966)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	10,091	16,000
Stock issued for services	40,000	-
Changes in operating assets and liabilities:
Increase accounts payable	6,583	6,484
Decrease in payroll liabilities	(40)	(8,938)
(Increase) decrease in accounts receivable	-	3,387
Net Cash Used In Operating Activities	(27,976)	(7,033)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	1,300	14,420
Repayment of stockholder loans	(2,150)	(13,570)
Proceeds from issuance of stock, net of subscriptions receivable	2,356	1,825
Proceeds from related party - Note Payable	25,000	-
Net Cash Provided by Financing Activities	26,506	2,675

Net Decrease in Cash	(1,470)	(4,358)

Cash at Beginning of Year	3,144	7,502

Cash at End of Year	$1,674	$3,144

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock dividend	$19,336	$-
Stock sold for subscription	$-	$100

See accompanying notes to consolidated financial statements

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

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

(B) Principles of Consolidation

The consolidated financial statements include the accounts of MDH and its wholly-owned subsidiary, MDC. All significant inter-company accounts and transactions have been eliminated in consolidation.

(C) Use of Estimates

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

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Income Taxes

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

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

As of December 31, 2008 and 2007, the Company has a net operating loss carryforward of approximately $40,073 and $7,299 available to offset future taxable income through 2028.  The valuation allowance at December 31, 2008 and 2007 was $15,476 and $2,819. The net change in the valuation allowance for the year ended December 31, 2008 and 2007 was an increase of $12,657 and $2,819, respectively.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of December 31, 2008 and 2007, there were no common share equivalents outstanding.

(H) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable and stockholder loans approximate fair value based on the short-term maturity of these instruments.

(I) Revenue Recognition

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

(J) Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. Advertising expense for the nine months December 31, 2008 and 2007 was $875 and $8,674, respectively.

     (K) Stock Compensation

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by SFAS No. 123(R).  EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the EITF.

(L) Reclassification

Certain 2007 balances have been reclassified to conform to the 2008 presentation.

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

(M) Recent Accounting Pronouncements

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

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

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

NOTE 2      GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital and stockholders deficiency of $36,394, an accumulated deficit from inception of $506,406 and negative cash flows from operations of $27,976 during the year ended December 31, 2008.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional loans, equity funding, and to implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3      STOCKHOLDER LOAN

During the year ended December 31, 2008, two shareholders of the Company each loaned the Company $12,500.  The loans carry no stated interest, are unsecured, and due on demand (See Note 5).

During January through June of 2008, the President of the Company loaned the Company $1,300 for operating expenses, and the Company repaid the President $2,150 of loans.   As December 31, 2008, the loan balance has been repaid in full (See Note 5).

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

NOTE 4      STOCKHOLDERS’ DEFICIENCY

(A) Common Stock Issued for Cash

During January 2008, the Company completed a Regulation D Rule 506 offering in which we sold 5,640 pre-forward (282 post ) split shares of Common Stock to 31 investors, at a pre-forward split price per share of $0.40.   We raised a total of $2,256.  Mr. Davis, as the sole officer and director and majority shareholder of the Company, arbitrarily determined the $0.40 offering price.

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

(D) In-kind contribution

For the years ended December 31, 2008 and 2007, the president of the Company contributed office space with a fair value of $6,000 during each of the year’s (See Note 5).

For the years ended December 31, 2008 and 2007, the Company recorded $1,090 and $0 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

For the years ended December 31, 2008 and 2007, the president of the Company contributed services with a fair value of $3,000 and $0, respectively (See Note 5).

(E) Amended to the Articles of Incorporation

On January 28, 2008, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 10,000,000 preferred shares at a par value of $0.001 and 500,000,000 common shares at a par value of $0.001 per share.

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

(F) Stock Split Effected in the Form of a Stock Dividend

On January 30, 2008, the Company's Board of Directors declared a fifteen-for-one stock split to be effected in the form of a stock dividend.  The stock split was distributed on January 30, 2008 to shareholders of record as of January 30, 2008.  A total of 19,336,023 shares of common stock were issued.  All basic and diluted loss per share and average shares outstanding information have been adjusted to reflect the aforementioned stock dividend.

(G) Stock Split

On October 3, 2008, the Company’s Board of Directors declared a twenty –for-one reverse stock split effective to stockholders of record on October 27, 2008.  Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split .

NOTE 5      RELATED PARTY TRANSACTIONS

For the years ended December 31, 2008 and 2007, the president of the Company contributed office space with a fair value of $6,000 during each of the year’s. (See Note 4(D)).

For the years ended December 31, 2008 and 2007, the president of the Company contributed services with a fair value of $3,000 and $0, respectively. (See Note 4(D)).

At the year ended December 31, 2008, the Company received $1,300 and repaid $2,150 of stockholder loans by the president of the Company for working capital loans.  As of December 31, 2008, the loans were paid in full (See Note 3).

During the year ended December 31, 2008, two shareholders of the Company each loaned the Company $12,500.  The loan carries no stated interest, unsecured and due one year from the date of the loan agreement (See Note 3).

For the years ended December 31, 2008 and 2007, the Company recorded $1,090 and $0 of imputed interest related to shareholder loans payable as an in-kind contribution, respectively (See Note 4(D)).

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Webb & Company, P.A. independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.        CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

PART III

Item 10.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their ages as of March 5, 2009 is as follows:

NAME	AGE	POSITION
Marshall Davis	39	President, CEO, Chairman of Board of Directors

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Marshall Davis, President, CEO, Chairman of Board of Directors

Tabel of Contents

Marshall Davis is the Company’s founder and has served as President, Chief Executive Officer and Chairman of our Board of Directors since inception.  Mr. Davis has also been President, Chief Executive Officer, and Chairman of the Board of Directors of MD Mortgage Corporation since its inception in 1999.  In such capacity, Mr. Davis has been responsible for managing the day-to-day operations of the company as well as generating mortgages as a loan officer.  These loans include refinances, debt consolidation loans, and new purchase business.  Such duties include sending the client the appropriate paperwork, re-verification of income information, verifications of employment, and verifications of deposits.  Mr. Davis also has additional experience as a mortgage broker at various mortgage companies where his responsibilities included generating loans by marketing toward realtors and builders to obtain their business as well as working with homebuyers to gather information in order for them to complete the home-buying transaction.  Mr. Davis received his bachelors of arts from the University of Maryland in 1992 and is a licensed CPA.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 11.         EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until the fiscal year ended December 31, 2008 and 2007.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards ($)	Totals ($)
Marshall Davis, President, CEO, Chairman of Board of Directors	2008	$0	N/A	N/A	N/A	$0
	2007	$5,000	0	0	0	$5,000

Stock Option Grants

None.

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

Compensation of Directors

Directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Tabel of Contents

Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership	Percent Of Outstanding Shares

Marshall Davis	18,749,037	90.50%

Officers And Directors As A Group (1 In Number)	18,749,037	90.50%

(1) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2) This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None.

Item 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were billed approximately $20,733 and $4,484 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

Tabel of Contents

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Tabel of Contents

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2009

By /s/ Marshall Davis
Marshall Davis,
President,
Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marshall Davis	President,	March 9, 2009
Marshall Davis	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer