Form 10-Q
period 2009-03-31
MD Holdings Corp
filed 2009-05-20
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

MD HOLDINGS, CORP.
 (Exact name of registrant as specified in the Charter)

NEVADA	333-149013
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

135 Carolstowne Road
Reisterstown, Maryland 21136
 (Address of Principal Executive Offices)

(410) 526-6155
 (Issuer Telephone number)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes ☐ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 18, 2009:  20,717,168 shares of common stock.

MD HOLDINGS, CORP.

FORM 10-Q

March 31, 2009

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

i

PART 1 - FINANCIAL INFORMATION

Item 1.                      Financial Statements

MD Holdings, Corp. and Subsidiary

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED).

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED).

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

PAGES	5 - 11	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ii

MD Holdings, Corp. and Subsidiary
Condensed Consolidated Balance Sheets

ASSETS
	March 31, 2009	December 31, 2008
	(Unaudited)

Current Assets
Cash	$1,022	$1,674

Total Assets	$1,022	$1,674

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$25,921	$13,068
Payroll liabilities	-	-
Stockholder loans	25,000	25,000
Total Current Liabilities	50,921	38,068

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized,
20,717,168 and 20,77,168 shares issued and outstanding, respectively	20,717	20,717
Additional paid-in capital	452,788	449,295
Accumulated Deficit	(523,404)	(506,406)
Total Stockholders' Deficiency	(49,899)	(36,394)

Total Liabilities and Stockholders' Deficiency	$1,022	$1,674

See accompanying notes to condensed consolidated financial statements.

MD Holdings, Corp. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008

Revenue	$-	$1,921

Operating Expenses

General and Administrative	3,417	6,495
Professional Fees	11,588	54,876
Rent	1,500	1,500
Total Operating Expenses	16,505	62,871

Loss from Operations	(16,505)	(60,950)

Other Expense
Interest Expense	(493)	-
Total Other Income	(493)	-

Provision for Income Taxes	-	-

Net Loss	$(16,998)	$(60,950)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	20,717,168	20,712,537

See accompanying notes to condensed consolidated financial statements.

MD Holdings, Corp. and Subsidiary
Consolidated Statement of Changes Stockholders' Deficiency
(Unaudited)

	Preferred stock		Common stock		Additional			Total
					paid-in	Accumulated	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Deficiency

Balance, December 31, 2007	-	$-	1,375,863	$1,376	$29,569	$(35,075)	$(100)	$(4,230)

In kind contribution	-	-	-	-	9,000	-	-	9,000

In kind contribution of interest	-	-	-	-	1,090	-	-	1,090

Cash received for subscription agreement	-	-	-	-	-	-	100	100

Common stock issued for cash	-	-	282	0	2,256	-	-	2,256

Common stock issued for services	-	-	5,000	5	39,995	-	-	40,000

Shares issued in connection with stock dividend	-	-	19,336,023	19,336	367,385	(386,721)	-	0

Net loss for the year ended December 31, 2008	-	-	-	-	-	(84,610)	-	(84,610)

Balance, December 31, 2008	-	-	20,717,168	20,717	449,295	(506,406)	-	(36,394)

In kind contribution	-	-	-	-	3,000	-	-	3,000

In kind contribution of interest	-	-	-	-	493	-	-	493

Net loss for the three months ended March 31, 2009	-	-	-	-	-	(16,998)	-	(16,998)

Balance March 31, 2009	-	$-	20,717,168	$20,717	$452,788	$(523,404)	$-	$(49,899)

See accompanying notes to condensed consolidated financial statements.

MD Holdings, Corp. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008

Cash Flows From Operating Activities:
Net Loss	$(16,998)	$(60,950)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	3,493	1,500
Stock issued for services	-	40,000
Changes in operating assets and liabilities:
Increase accounts payable	12,853	5,255
Decrease in payroll liabilities	-	(40)
Net Cash Used In Operating Activities	(652)	(14,235)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	-	(1,900)
Repayment of stockholder loans	-	1,050
Proceeds from issuance of stock, net of subscriptions receivable	-	2,356
Proceeds from related party - Note Payable	-	15,000
Net Cash Provided by Financing Activities	-	16,506

Net Decrease in Cash	(652)	2,271

Cash at Beginning of Year	1,674	3,144

Cash at End of Year	$1,022	$5,415

See accompanying notes to condensed consolidated financial statements.

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
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

(B) Principles of Consolidation

The consolidated financial statements include the accounts of MDH and its wholly-owned subsidiary, MDC from January 15, 2007 to March 31, 2009. All significant inter-company accounts and transactions have been eliminated in consolidation.

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
AS OF MARCH 31, 2009
(UNAUDITED)

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of March 31, 2009 and 2008, there were no common share equivalents outstanding.

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

(J) Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. Advertising expense for the three months ended March 31, 2009 and 2008 was $22 and $780, respectively.

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

(K) Recent Accounting Pronouncements

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
AS OF MARCH 31, 2009
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

As reflected in the accompanying consolidated financial statements, the Company has a working capital and stockholders deficiency of $49,899, an accumulated deficit from inception of $523,404 and negative cash flows from operations of $652 during the three months ended March 31, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During January through June of 2008, the President of the Company loaned the Company $1,300 for operating expenses, and the Company repaid the President $2,150 of loans.   As March 31, 2009, the loan balance has been repaid in full (See Note 5).

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

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

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

(D) In-kind contribution

For the three months ended March 31, 2009, the president of the Company contributed office space with a fair value of $1,500 (See Note 5).

For the three months ended March 31, 2009, the Company recorded $493 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3 and 5).

For the three months ended March 31, 2009, the president of the Company contributed services with a fair value of $1,500 (See Note 5).

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
AS OF MARCH 31, 2009
(UNAUDITED)

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

For the three months ended March 31, 2009, the president of the Company contributed office space with a fair value of $1,500 (See Note 4(D)).

For the three months ended March 31, 2009, the Company recorded $493 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 4(D)).

For the three months ended March 31, 2009, the president of the Company contributed services with a fair value of $1,500 (See Note 4(D)).

For the years ended December 31, 2008 and 2007, the president of the Company contributed office space with a fair value of $6,000 during each of the years. (See Note 4(D)).

For the years ended December 31, 2008 and 2007, the president of the Company contributed services with a fair value of $3,000 and $0, respectively. (See Note 4(D)).

At the year ended December 31, 2008, the Company received $1,300 and repaid $2,150 of stockholder loans by the president of the Company for working capital loans.  As of December 31, 2008, the loans were paid in full (See Note 3).

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

During the year ended December 31, 2008, two shareholders of the Company each loaned the Company $12,500.  The loan carries no stated interest, is unsecured and due one year from the date of the loan agreement (See Note 3).

For the years ended December 31, 2008 and 2007, the Company recorded $1,090 and $0 of imputed interest related to shareholder loans payable as an in-kind contribution, respectively (See Note 4(D)).

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We are a provider of traditional mortgage services and we derive our revenues from the brokering of mortgage loans. We were previously licensed as a mortgage broker in Maryland, Georgia and Virginia but the licenses have subsequently lapsed due to the fees associated with staying current.  As soon as we can obtain financing, we will take the necessary steps  to reinstate the licenses. We charge a fixed processing fee, an origination fee, and sometimes a broker fee. We recognize revenues when the loan is closed, at which time we are paid by the lender. We did not generate revenues in the first quarter 2009.  Our revenues have declined since 2006 due to the recent upheaval in the real estate market in our area and the increased difficulty with which our customers are able to obtain mortgages, which in turn has led to less home purchases and less revenues.  Additionally, we suffered significant losses of $23,966 in fiscal quarter 2007, and our net loss for the quarter ended March 31, 2008 was $60,950.  These losses resulted from the market condition and lack of operating capital despite our substantial cuts in expenses.   In our most recent quarter March 31, 2009, our net loss decreased to $16,998 which was largely attributable to a lack of revenue from the slowdown in the real estate market which resulted in us not being able to renew our professional license.

In January 2008, we completed a Regulation D Rule 506 offering in which we sold 282 post-split shares of common stock to 31 investors, at a post-split price per share of $8.00.  We raised a total of $3,156. In addition, we also received $25,000 from shareholders in the form of loans.  Otherwise, we have been unable to secure any funding from sources other than Mr. Davis. Our auditors have raised substantial doubt as to our ability to continue as a “going concern” and if we are not successful in obtaining additional capital and implementing our business plan we will not be able to operate and have to cease our business.

As of the most recent quarter ended March 31, 2009, we had cash on hand of $1,022 and our total assets were just $1,022 while our total liabilities were $50,921. If we are unable to raise additional funds to be able to reapply for our licenses which will allow us to increase our revenue and gross profit to satisfy our liabilities and increase our total assets we will not be able to operate our business and will have to cease our business.

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

Over the next 12 months, we anticipate spending $70,000 on administrative expenses, including legal and accounting service fees. We will need to borrow funds to be able to pay for this expense and will pay back the $25,000 loan with any increased revenues or any future funding that we obtain or by obtaining other loans.  At this point, we do not have the available revenue or funds to pay back these loaned funds and there is no certainty that we will ever be able to pay back the $25,000 loan.

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

This concern includes but is not limited to the Company’s lack of operating capital, stockholders deficiency, accumulated deficits, negative cash flow from operations, and little or no assets. Our depressed financial condition is caused by the following factors: (i) the fact that we are a small business that only has one sole employee who is also the sole officer, director and majority shareholder; (ii) the slowdown in the real estate market; and (iv) the tightening of the credit industry and the increased difficulty for homebuyers to obtain a loan. The fact that we are a small business and Marshall Davis is our sole employee further caused our financial condition to worsen because he is not able to focus on one aspect of the business and is forced to handle every detail of our operations. We cannot, however, afford to and do not plan to hire additional employees. Lastly, the recent slowdown in the real estate market and the tightening of the credit industry has further caused our depressed financial condition because it is more difficult for us to attract business because there are less home purchases and not as many customers that are qualifying for mortgages and therefore our potential customers are not buying homes. We have experienced a significant slowdown in the number of homes being purchased which lead to a slowdown of mortgage applications and ultimately a decrease in our revenues. Lastly, we have little or no assets which has the effect of making us a less attractive company for investors to finance because we cannot provide any security interest to the investors and it demonstrates that we are not a stable operating company.

Recent Decline in Revenues

We have experienced a significant slowdown in the number of mortgage applications and ultimately a decrease in our revenues. Over the past quarter we have experienced a decline in our revenues which has led our auditors to determine that we are considered a “going concern”. This concern is due in large part to the recent upheaval in the mortgage market. Our cash on hand is insufficient for us to continue to operate over the next twelve (12) months.  The decline in revenues is due, in major part, to the slowdown in the sub-prime market. Most sub-prime lending institutions have shut down and the ones that are still open have discontinued or adjusted many of their programs. Therefore the clients that used to have lesser credit or lower income can no longer qualify for a loan. Approximately 40% of our business was sub-prime loans which have contributed to our decline in revenues. Prime or conforming loans have also become more difficult to get approved since the tightening of mortgage lending and this made up for the remaining 60% of our business. The slowdown stems from financial hardships for consumers and financial institutions, resulting in credit becoming less available in the subprime mortgage market as investors in subprime mortgage-backed securities look more carefully at subprime loans and lenders have tightened underwriting standards. A combination of increased rates and decreased products has caused our revenue to decline for several local brokers.

Additionally, mortgage lenders have made the requirements for obtaining loans more difficult by requiring lower debt ratios, increasing the requirement of cash reserves and being less willing to extend credit. Since guidelines have become stricter, less loans close and as a  result, our revenues have declined. The recent downturn in the housing market has also contributed to less loan volume. As the housing market declines due to less demand, foreclosures will be more prevalent and property values will decline. This has led to people not being able to qualify for similar programs that they did in the past.

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

Recent Upheaval in the Mortgage Market

The recent upheaval in the mortgage market has had a direct effect on our business operations. Over the past quarter, we have not generated any revenue which is due to us not renewing our license to continue operating and a larger than expected net loss based on the current mortgage market.  This is due to a slowing in the real estate market. The number of homes being sold has been decreasing for the past 12 months and this has led to a decrease in our business. Over these past 12 months, we have not been able to attract the same number of home buyers and/or homeowners hoping to refinance. In addition, increased foreclosures have had an additional effect of driving home prices down further depressing the market and refinancing opportunities. Due to the decrease in the subprime market and the closing of financial institutions, the amount of programs available to our respective clients has also decreased.

Revenues have been mostly generated in the State of Maryland where the home market has gone down drastically over the last two quarters. Foreclosures are higher and homes sit on the market longer. Property values have been going down since 2007. People have less equity now and less room to refinance and take out cash to consolidate debt and do home improvements. As a result, the Company’s revenues have decreased.

Results of Operations for the Quarter ended March 31, 2009 Compared to the Quarter ended March 31, 2008

Revenues

Revenue decreased from $1,921 for the quarter ended March 31, 2008 to $0 for the quarter ended March 31, 2009, a decrease of $1,921.  This decrease was due primarily to the slowdown in the real estate market which resulted in us not being able to keep our business license current and it had expired.

Operating Expenses

Operating Expenses for the quarter ended March 31, 2009 decreased to $16,505 from $60,950 for the quarter ended March 31, 2008.  This decrease in Operating Expenses was primarily attributable to the decrease in our operations resulting from the loss of our business license.

General and Administrative Expenses for the quarter ended March 31, 2009 decreased to $3,417 from $6,495 for the quarter ended March 31, 2008.  The decrease in General and Administrative Expense is due to the decrease in operations resulting from the loss of our business license.

Professional fees for the quarter ended March 31, 2009 decreased to $11,588 from $54,876 for the quarter ended March 31, 2008.   The decrease in professional fees was due to the completion of the registration process with the SEC and our listing on the Over-the-Counter Bulletin Board.

Net Income (Loss)

Net Loss decreased to $16,998 for the quarter ended March 31, 2009 from a loss of $60,950 for the quarter ended March 31, 2008.  The decrease in net loss was primarily due to us being forced to cease operations for the quarter ended March 31, 2009 because of our loss of license.

We believe we can not satisfy our cash requirements for the next twelve months with our current cash. If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. In the event we are not successful in reaching our revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

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

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $1,022. We have historically met our liquidity requirements from a variety of sources, including short-term borrowings from related parties and the sale of equity securities. We do not presently maintain any credit facilities, although we may incur indebtedness in connection with our expansion plans.

We do not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do believe that we need funding to continue our operations at our current level because we have not generated any revenue in the first quarter of 2009. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares or options to compensate employees, officers, directors, consultants and others wherever possible. If we are successful such steps may enable us to meet some or all of the obligations of being a public company without requiring additional sources of financing. We do not believe that we will have sufficient cash on hand for 12 months of operations unless we generate revenues or raise additional funding.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent remains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 affects those entities that have an outstanding non –controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal quarters, and interim periods within those fiscal quarters, beginning on or after December 15, 2008.  Early adoption is prohibited.  The adoption of this statement did not have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal quarters and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 did not have a material impact on the Company’s financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

Not required for small reporting companies.

Item 4T.  Controls and Procedures

a) Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8K

a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)          Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MD HOLDINGS, CORP.

Date: May 20, 2009	By:	/s/ Marshall Davis
Marshall Davis
Chief Executive Officer, Chief Financial Officer, Director
and Principal Accounting Officer