Form 10-Q
period 2009-06-30
MD Holdings Corp
filed 2009-07-23
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 22, 2009:  20,717,183 shares of common stock.

MD HOLDINGS, CORP.

FORM 10-Q

June 30, 2009

i

PART 1 - FINANCIAL INFORMATION

Item 1.                      Financial Statements

MD Holdings, Corp. and Subsidiary

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED).

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED).

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

PAGES	5 - 10	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ii

MD Holdings, Corp. and Subsidiary
Condensed Consolidated Balance Sheets

ASSETS
	June 30, 2009	December 31, 2008
	(Unaudited)

Current Assets
Cash	$170	$1,674

Total Assets	$170	$1,674

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$25,117	$13,068
Payroll liabilities	-	-
Stockholder loans	27,500	25,000
Total Current Liabilities	52,617	38,068

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized,
20,717,183 and 20,717,183 shares issued and outstanding, respectively	20,717	20,717
Additional paid-in capital	456,328	449,295
Accumulated Deficit	(529,492)	(506,406)
Total Stockholders' Deficiency	(52,447)	(36,394)

Total Liabilities and Stockholders' Deficiency	$170	$1,674

See accompanying notes to condensed consolidated unaudited financial statements

MD Holdings, Corp. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$-	$4,381	$-	$6,302

Operating Expenses

General and Administrative	3,395	5,933	6,812	12,428
Professional Fees	653	3,120	12,241	57,996
Rent	1,500	1,500	3,000	3,000
Total Operating Expenses	5,548	10,553	22,053	73,424

Loss from Operations	(5,548)	(6,172)	(22,053)	(67,122)

Other Expense
Interest Expense	(540)	-	(1,033)	-
Total Other Income	(540)	-	(1,033)	-

Provision for Income Taxes	-	-	-	-

Net Loss	$(6,088)	$(6,172)	$(23,086)	$(67,122)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	20,717,183	20,717,183	20,717,183	20,714,853

See accompanying notes to condensed consolidated unaudited financial statements

MD Holdings, Corp. and Subsidiary
Condensed Consolidated Statement of Changes Stockholders' Deficiency
(Unaudited)

	Preferred stock		Common stock		Additional			Total
					paid-in	Accumulated	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Deficiency

Balance, December 31, 2007	-	$-	1,375,863	$1,376	$29,569	$(35,075)	$(100)	$(4,230)

In kind contribution	-	-	-	-	9,000	-	-	9,000

In kind contribution of interest	-	-	-	-	1,090	-	-	1,090

Cash received for subscription agreement	-	-	-	-	-	-	100	100

Common stock issued for cash	-	-	282	0	2,256	-	-	2,256

Common stock issued for services	-	-	5,000	5	39,995	-	-	40,000

Shares issued in connection with stock dividend	-	-	19,336,038	19,336	367,385	(386,721)	-	0

Net loss for the year ended December 31, 2008	-	-	-	-	-	(84,610)	-	(84,610)

Balance, December 31, 2008	-	-	20,717,183	20,717	449,295	(506,406)	-	(36,394)

In kind contribution	-	-	-	-	6,000	-	-	6,000

In kind contribution of interest	-	-	-	-	1,033	-	-	1,033

Net loss for the six months ended June 30, 2009	-	-	-	-	-	(23,086)	-	(23,086)

Balance June 30, 2009	-	$-	20,717,183	$20,717	$456,328	$(529,492)	$-	$(52,447)

See accompanying notes to condensed consolidated unaudited financial statements

MD Holdings, Corp. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008

Cash Flows From Operating Activities:
Net Loss	$(23,086)	$(67,122)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	7,033	3,000
Stock issued for services	-	40,000
Changes in operating assets and liabilities:
Increase accounts payable	12,049	7,426
Increase in payroll liabilities	-	457
Net Cash Used In Operating Activities	(4,004)	(16,239)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	2,500	1,300
Repayment of stockholder loans	-	(2,150)
Proceeds from issuance of stock, net of subscriptions receivable	-	2,356
Proceeds from related party - Note Payable	-	15,000
Net Cash Provided by Financing Activities	2,500	16,506

Net Decrease (Increase) in Cash	(1,504)	267

Cash at Beginning of Year	1,674	3,144

Cash at End of Year	$170	$3,411

Supplemental disclosure of non-cash investing and financing activities:

Stock dividend	$-	$386,721

See accompanying notes to condensed consolidated unaudited financial statements

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
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

(B) Principles of Consolidation

The consolidated financial statements include the accounts of MDH and its wholly-owned subsidiary, MDC from January 15, 2007 to June 30, 2009. All significant inter-company accounts and transactions have been eliminated in consolidation.

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
AS OF JUNE 30, 2009
(UNAUDITED)

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of June 30, 2009 and 2008, there were no common share equivalents outstanding.

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

(J) Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. Advertising expense for the three months ended June 30, 2009 and 2008 was $55 and $800, respectively.

(K) Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

NOTE 2	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital and stockholders deficiency of $52,447, an accumulated deficit from inception of $529,492 and negative cash flows from operations of $4,004 during the six months ended June 30, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional loans, equity funding, and to implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	STOCKHOLDER LOAN

During the period ended June 30, 2009, a shareholder of the Company loaned the Company $2,500.  The loans carry no stated interest, are unsecured, and due on demand (See Note 5).

During the year ended December 31, 2008, two shareholders of the Company each loaned the Company $12,500.  The loans carry no stated interest, are unsecured, and due on demand (See Note 5).

During January through June of 2008, the President of the Company loaned the Company $1,300 for operating expenses, and the Company repaid the President $2,150 of loans.   As of June 30, 2009, the loan balance has been repaid in full (See Note 5).

NOTE 4	STOCKHOLDERS’ DEFICIENCY

(A) Common Stock Issued for Cash

During January 2008, the Company completed a Regulation D Rule 506 offering in which we sold 5,640 pre-forward (282 post) split shares of Common Stock to 31 investors, at a pre-forward split price per share of $0.40.   The Company raised a total of $2,256.  Mr. Davis, as the sole officer and director and majority shareholder of the Company, arbitrarily determined the $0.40 offering price.

(B) Subscription Receivable

During November 2007, the Company sold an aggregate of 250 shares of common stock in exchange for subscriptions receivable totaling $100. During the month of February 2008, the Company collected the $100.

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

(C) Stock Issued for Services

On January 5, 2008, the Company issued 5,000 shares of common stock for legal services having a fair value of $40,000 based upon recent cash offering.

(D) In-kind contribution

For the six months ended June 30, 2009, the president of the Company contributed office space with a fair value of $3,000 (See Note 5).

For the six months ended June 30, 2009, the Company recorded $1,033 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3 and 5).

For the six months ended June 30, 2009, the president of the Company contributed services with a fair value of $3,000 (See Note 5).

For the year ended December 31, 2008, the president of the Company contributed office space with a fair value of $6,000 (See Note 5).

For the year ended December 31, 2008, the Company recorded $1,090 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

For the year ended December 31, 2008, the president of the Company contributed services with a fair value of $3,000 (See Note 5).

(E) Amended to the Articles of Incorporation

On January 28, 2008, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 10,000,000 preferred shares at a par value of $0.001 and 500,000,000 common shares at a par value of $0.001 per share.

(F) Stock Split Effected in the Form of a Stock Dividend

On January 30, 2008, the Company's Board of Directors declared a fifteen-for-one stock split to be effected in the form of a stock dividend.  The stock split was distributed on January 30, 2008 to shareholders of record as of January 30, 2008.  A total of 19,336,038 shares of common stock were issued.  All basic and diluted loss per share and average shares outstanding information have been adjusted to reflect the aforementioned stock dividend.

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

(G) Stock Split

On October 3, 2008, the Company’s Board of Directors declared a twenty –for-one reverse stock split effective to stockholders of record on October 27, 2008.  Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

NOTE 5	RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2009, the president of the Company contributed office space with a fair value of $3,000 (See Note 4(D)).

For the six months ended June 30, 2009, the Company recorded $1,033 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 4(D)).

For the six months ended June 30, 2009, the president of the Company contributed services with a fair value of $3,000 (See Note 4(D)).

For the year ended December 31, 2008, the president of the Company contributed office space with a fair value of $6,000. (See Note 4(D)).

For the year ended December 31, 2008, the president of the Company contributed services with a fair value of $3,000. (See Note 4(D)).

During the period ended June 30, 2009, a shareholder of the Company loaned the Company $2,500.  The loans carry no stated interest, are unsecured, and due on demand (See Note 3).

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

For the year ended December 31, 2008, the Company recorded $1,090 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 4(D)).

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

We are a provider of traditional mortgage services and we derive our revenues from the brokering of mortgage loans. We were previously licensed as a mortgage broker in Maryland, Georgia and Virginia but the licenses have subsequently lapsed due to the fees associated with staying current.  As soon as we can obtain financing, we will take the necessary steps to reinstate the licenses. We charge a fixed processing fee, an origination fee, and sometimes a broker fee. We recognize revenues when the loan is closed, at which time we are paid by the lender. We did not generate revenues in the second quarter 2009.  Our revenues have declined since 2006 due to the recent upheaval in the real estate market in our area and the increased difficulty with which our customers are able to obtain mortgages, which in turn has led to less home purchases and less revenues.  Additionally, we suffered a net loss of $6,088 in the second quarter 2009, and our net loss for the quarter ended June 30, 2008 was $6,172.  These losses resulted from the market condition and lack of operating capital despite our substantial cuts in expenses.   In our most recent quarter June 30, 2009, our net loss increased to $23,086 which was largely attributable to a lack of revenue from the slowdown in the real estate market which resulted in us not being able to renew our professional license.

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

As of the most recent quarter ended June 30, 2009, we had cash on hand of $170 and our total assets were just $170 while our total liabilities were $52,617. If we are unable to raise additional funds to be able to reapply for our licenses which will allow us to increase our revenue and gross profit to satisfy our liabilities and increase our total assets we will not be able to operate our business and will have to cease our business.

To date, other than loans from shareholders in the amount of $27,500, the only financing that we have been able to secure has been the $3,156 that we raised in the private placement through January 2008. We have not been able to raise any additional capital. We will also rely on sources to borrow funds in the form of loans. We may be able to borrow funds from Marshall Davis, our sole officer and director and 90% shareholder, and from other shareholders who hold an equity position in the Company.  To date, we have been able to borrow funds from shareholders in the amount of $27,500 at an interest free rate.

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

Results of Operations for the Quarter ended June 30, 2009 Compared to the Quarter ended June 30, 2008

Revenues

Revenue decreased from $4,381 for the quarter ended June 30, 2008 to $0 for the quarter ended June 30, 2009, a decrease of $4,381.  This decrease was due primarily to the slowdown in the real estate market which resulted in us not being able to keep our business license current and it had expired.

Operating Expenses

Operating Expenses for the quarter ended June 30, 2009 decreased to $5,548 from $10,553 for the quarter ended June 30, 2008.  This decrease in Operating Expenses was primarily attributable to the decrease in our operations resulting from the loss of our business license.

General and Administrative Expenses for the quarter ended June 30, 2009 decreased to $3,395 from $5,933 for the quarter ended June 30, 2008.  The decrease in General and Administrative Expense is due to the decrease in operations resulting from the loss of our business license.

Professional fees for the quarter ended June 30, 2009 decreased to $653 from $3,120 for the quarter ended June 30, 2008.   The decrease in professional fees was due to the completion of the registration process with the SEC and our listing on the Over-the-Counter Bulletin Board.

Net Income (Loss)

Net Loss decreased to $6,088 for the quarter ended June 30, 2009 from a loss of $6,172 for the quarter ended June 30, 2008.  The decrease in net income was primarily due to us being forced to cease operations because of our loss of license.

Results of Operations for the six months ended June 30, 2009 Compared to the six month period ended June 30, 2008

Revenues

Revenue decreased from $6,302 for the six month period ended June 30, 2008 to $0 for the six month period ended June 30, 2009, a decrease of $6,302.  This decrease was due primarily to the slowdown in the real estate market which resulted in us not being able to keep our business license current and it had expired.

Operating Expenses

Operating Expenses for the six month period ended June 30, 2009 decreased to $22,053 from $73,424 for the six month period ended June 30, 2008.  This decrease in Operating Expenses was primarily attributable to the decrease in our operations resulting from the loss of our business license.

General and Administrative Expenses for the six month period ended June 30, 2009 decreased to $6,812 from $12,428 for the six month period ended June 30, 2008.  The decrease in General and Administrative Expense is due to the decrease in operations resulting from the loss of our business license.

Professional fees for the six month period ended June 30, 2009 decreased to $12,241 from $57,996 for the six month period ended June 30, 2008.   The decrease in professional fees was due to the completion of the registration process with the SEC and our listing on the Over-the-Counter Bulletin Board.

Net Income (Loss)

Net Loss decreased to $23,086 for the six month period ended June 30, 2009 from a loss of $67,122 for the six month period ended June 30, 2008.  The decrease in net income was primarily due to us being forced to cease operations because of our loss of license.

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

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $170 as compared to cash and cash equivalents of $1,674  as of December 31, 2008. We have historically met our liquidity requirements from a variety of sources, including short-term borrowings from related parties and the sale of equity securities. We do not presently maintain any credit facilities, although we may incur indebtedness in connection with our expansion plans.

We do not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do believe that we need funding to continue our operations at our current level because we have not generated any revenue in the second quarter of 2009. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares or options to compensate employees, officers, directors, consultants and others wherever possible. If we are successful such steps may enable us to meet some or all of the obligations of being a public company without requiring additional sources of financing. We do not believe that we will have sufficient cash on hand for 12 months of operations unless we generate revenues or raise additional funding.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

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

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

MD HOLDINGS, CORP.

Date: July 22, 2009	By:	/s/ Marshall Davis
Marshall Davis
Chief Executive Officer, Chief Financial Officer, Director
and Principal Accounting Officer