Form 10-K/A
period 2008-12-31
MD Holdings Corp
filed 2009-08-26
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

AMENDMENT NO. 1 TO FORM 10-K

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 5, 2009: $0

Number of the issuer’s Common Stock outstanding as of August 26, 2009: 20,717,168

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes☐ No☒

Explanatory Note:

MD Holdings, Corp. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008 to correct the disclosures regarding its private placement transaction in January 2008 and to update the disclosures regarding compliance with Section 16(a) of the Exchange Act.

We are amending the following items:

Part II Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II Item 8	Financial Statements and Supplementary Data (Notes 1 and 4)
Part III Item 10	Directors, Executive Officers and Corporate Governance (Compliance with Section 16(a) of the Exchange Act)

For the convenience of the reader, the Company is re-filing its Form 10-K originally filed on March 9, 2009 (the “Original Filing”) in its entirety in this Form 10-K/A. This Form 10-K/A continues to speak as of the date of the Original Filing and other than with respect to items described above does not reflect events occurring after the filing of the Original Filing. Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read all other filings we have made with the Securities and Exchange Commission since March 9, 2009.

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
ONLINE MORTGAGE SERVICES

In 2003, we established www.mdmortgagecorp.com. This site is used by us to advertise and generate leads for our traditional mortgage services. We will use this web site to service those individuals who prefer the convenience of the online process versus traditional mortgage services. Our online service complements the highly personalized service offered at our traditional offices. The majority of our online business is expected to be generated from home refinancing, because of the decrease in interest rates. To date, we have not generated any revenues from the online mortgage services.

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

In January 2008, we completed a private placement pursuant to Rule 506 of Regulation D in which an aggregate of 7,890 shares of the Company’s common stock were sold to 31 investors at a per share price of $0.40. Of those shares, 2,250 shares were sold in late 2007 and the remaining 5,640 shares were sold in January 2008. Aggregate proceeds from the private placement were $3,156. On a post-split basis following our fifteen-for-one stock split (effected in the form of a dividend) on January 30, 2008 and our subsequent twenty-for-one reverse stock split on October 27, 2008, a total of 5,918 shares were sold in the private placement at a post-split per share cost of $0.533. For additional information on the splits, see Note 4 to the Company’s consolidated financial statements as of December 31, 2008 included in Item 8 hereof.

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

WEBB & COMPANY, P.A.
Certified Public Accountants

February 4, 2009
Boynton Beach, Florida

MD Holdings, Corp. and Subsidiary
Consolidated Balance Sheets

ASSETS
	December 31, 2008	December 31, 2007

Current Assets
Cash	$1,674	$3,144

Total Assets	$1,674	$3,144

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$13,068	$6,484
Payroll liabilities	-	40
Stockholder loans	25,000	850
Total Current Liabilities	38,068	7,374

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized,
20,717,168 and 1,375,863 shares issued and outstanding, respectively	20,717	1,376
Additional paid-in capital	449,295	29,569
Subscription receivable	-	(100)
Accumulated Deficit	(506,406)	(35,075)
Total Stockholders' Deficiency	(36,394)	(4,230)

Total Liabilities and Stockholders' Deficiency	$1,674	$3,144

MD Holdings, Corp. and Subsidiary
Consolidated Statements of Operations

	For the Years Ended December 31,
	2008	2007

Revenue	$6,302	$29,482

Operating Expenses

General and Administrative	16,490	8,871
Compensation	3,249	5,000
Health Insurance	-	5,144
Marketing and Advertising	875	8,674
Professional Fees	63,207	19,759
Rent	6,000	6,000
Total Operating Expenses	89,821	53,448

Loss from Operations	(83,519)	(23,966)

Other Expense
Interest Expense	(1,091)	-
Total Other Income	(1,091)	-

Provision for Income Taxes	-	-

Net Loss	$(84,610)	$(23,966)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	20,716,016	20,636,447

MD Holdings, Corp. and Subsidiary
Consolidated Statement of Changes Stockholders' Deficiency

	Preferred stock		Common stock		Additional			Total
					paid-in	Accumulated	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Deficiency

Balance, December 31, 2006 (Combined)	-	-	1,363,963	1,364	12,681	(11,109)	(1,025)	1,911

In kind contribution	-	-	-	-	16,000	-	-	16,000

Cash received for subscription agreement	-	-	-	-	-	-	1,025	1,025

Common stock issued for cash	-	-	11,900	12	888	-	(100)	800

Net loss for the year ended December 31, 2007	-	-	-	-	-	(23,966)	-	(23,966)

Balance, December 31, 2007	-	-	1,375,863	1,376	29,569	(35,075)	(100)	(4,230)

In kind contribution	-	-	-	-	9,000	-	-	9,000

In kind contribution of interest	-	-	-	-	1,090	-	-	1,090

Cash received for subscription agreement	-	-	-	-	-	-	100	100

Common stock issued for cash	-	-	282	0	2,256	-	-	2,256

Common stock issued for services	-	-	5,000	5	39,995	-	-	40,000

Shares issued in connection with stock dividend	-	-	19,336,023	19,336	367,385	(386,721)	-	0

Net loss for the year ended December 31, 2008	-	-	-	-	-	(84,610)	-	(84,610)

Balance, December 31, 2008	-	$-	20,717,168	$20,717	$449,295	$(506,406)	$-	$(36,394)

MD Holdings, Corp. and Subsidiary
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007

Cash Flows From Operating Activities:
Net Loss	$(84,610)	$(23,966)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	10,091	16,000
Stock issued for services	40,000	-
Changes in operating assets and liabilities:
Increase accounts payable	6,583	6,484
Decrease in payroll liabilities	(40)	(8,938)
(Increase) decrease in accounts receivable	-	3,387
Net Cash Used In Operating Activities	(27,976)	(7,033)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	1,300	14,420
Repayment of stockholder loans	(2,150)	(13,570)
Proceeds from issuance of stock, net of subscriptions receivable	2,356	1,825
Proceeds from related party - Note Payable	25,000	-
Net Cash Provided by Financing Activities	26,506	2,675

Net Decrease in Cash	(1,470)	(4,358)

Cash at Beginning of Year	3,144	7,502

Cash at End of Year	$1,674	$3,144

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock dividend	$19,336	$-
Stock sold for subscription	$-	$100

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

On January 15, 2007, the Company entered into a Stock Purchase and Share Exchange agreement (“The Agreement”) with MDC. MDH issued 1,375,750  shares of common stock ( as adjusted for the splits described in Note 4 below ) to the shareholders of MDC in exchange for all the issued and outstanding shares of MDC .  The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost.  All share and per share amounts have been retroactively restated.

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

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

NOTE 4      STOCKHOLDERS’ DEFICIENCY

(A) Common Stock Issued for Cash

In January 2008, the Company completed a Regulation D Rule 506 private placement of 7,890 shares of common stock, of which 2,250 shares were sold in 2007 and the remaining 5,640 shares in 2008. The shares were sold to a total of 31 investors, at a price per share of $0.40. The Company raised a total of $3,156. On a post-split basis following the Company’s stock splits described in sections (F) and (G) below, a total of 5,918 shares were sold in the private placement at a post-split per share cost of $0.533. Mr. Davis, as the sole officer and director and majority shareholder of the Company, arbitrarily determined the $0.40 ($0.533 post-split) offering price and it was not based on the aggregate value of the company. The aggregate value is difficult to value at this time.

(B) Subscription Receivable

During November 2007, the Company sold an aggregate of 250 shares (which equals 188 shares on a post split basis) of common stock in exchange for subscriptions receivable totaling $100. During the month of February 2008, the Company collected the $100.

(C) Stock Issued for Services

On January 5, 2008, the Company issued 5,000 shares of common stock (as adjusted for the splits described in sections (F) and (G) below) for legal services having a fair value of $40,000 based upon recent cash offering.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires a registrant’s officers and directors, and persons who beneficially own more than 10% of a registered class of its equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the registrant. The Company is not presently subject to Section 16(a) of the Exchange Act.

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

Dated: August 26, 2009

By /s/ Marshall Davis
Marshall Davis,
President,
Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marshall Davis	President,	August 26, 2009
Marshall Davis	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer