Form 10-Q/A
period 2009-03-31
MD Holdings Corp
filed 2009-08-26
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

AMENDMENT NO. 1 TO FORM 10-Q
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
 Yes ☐ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 26 , 2009:  20,717,168 shares of common stock.

Explanatory Note:

MD Holdings, Corp. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 to correct the disclosures regarding its private placement transaction in January 2008-.

We are amending the following items:

Part I Item 1	Financial Statements (Note 4)
Part I Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the convenience of the reader, the Company is re-filing its Form 10-Q originally filed on May 20, 2009 (the “Original Filing”) in its entirety in this Form 10-Q/A. This Form 10-Q/A continues to speak as of the date of the Original Filing and other than with respect to items described above does not reflect events occurring after the filing of the Original Filing. Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read all other filings we have made with the Securities and Exchange Commission since May 20, 2009 .

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

In January 2008, we completed a private placement pursuant to Rule 506 of Regulation D in which an aggregate of 7,890 shares of the Company’s common stock were sold to 31 investors at a per share price of $0.40. Of those shares, 2,250 shares were sold in late 2007 and the remaining 5,640 shares were sold in January 2008. Aggregate proceeds from the private placement were $3,156. On a post-split basis following our fifteen-for-one stock split (effected in the form of a dividend) on January 30, 2008 and our subsequent twenty-for-one reverse stock split on October 27, 2008, a total of 5,918 shares were sold in the private placement at a post-split per share cost of $0.533. For additional information on the splits, see Note 4 to the Company’s consolidated unaudited financial statements as of March 31, 2009 included in Item 1 hereof. In addition, we also received $25,000 from shareholders in the form of loans.  Otherwise, we have been unable to secure any funding from sources other than Mr. Davis. Our auditors have raised substantial doubt as to our ability to continue as a “going concern” and if we are not successful in obtaining additional capital and implementing our business plan we will not be able to operate and have to cease our business .

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

MD HOLDINGS, CORP.

Date: August 26, 2009	By:	/s/ Marshall Davis
Marshall Davis
Chief Executive Officer, Chief Financial Officer, Director
and Principal Accounting Officer