Form 10-Q/A
period 2009-06-30
MD Holdings Corp
filed 2009-08-26
CIK 1425715

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 26, 2009:   20,717,183 shares of common stock.

Explanatory Note:

MD Holdings, Corp. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 to correct the disclosures regarding its private placement transaction in January 2008.

We are amending the following items:

Part I Item 1	Financial Statements -(Note 4)
Part I Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the convenience of the reader, the Company is re-filing its Form 10-Q originally filed on July 23, 2009 (the “Original Filing”) in its entirety in this Form 10-Q/A. This Form 10-Q/A continues to speak as of the date of the Original Filing and other than with respect to items described above does not reflect events occurring after the filing of the Original Filing. Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read all other filings we have made with the Securities and Exchange Commission since July 23, 2009.

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

In January 2008, we completed a private placement pursuant to Rule 506 of Regulation D in which an aggregate of 7,890 shares of the Company’s common stock were sold to 31 investors at a per share price of $0.40. Of those shares, 2,250 shares were sold in late 2007 and the remaining 5,640 shares were sold in January 2008. Aggregate proceeds from the private placement were $3,156. On a post-split basis following our fifteen-for-one stock split (effected in the form of a dividend) on January 30, 2008 and our subsequent twenty-for-one reverse stock split on October 27, 2008, a total of 5,918 shares were sold in the private placement at a post-split per share cost of $0.533. For additional information on the splits, see Note 4 to the Company’s unaudited consolidated financial statements as of June 30, 2009 included in Item 1 hereof .

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

MD HOLDINGS, CORP.

Date: August 26 , 2009	By:	/s/ Marshall Davis
Marshall Davis
Chief Executive Officer, Chief Financial Officer, Director
and Principal Accounting Officer