Form 10-Q
period 2009-09-30
MD Holdings Corp
filed 2009-10-09
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☒ No ☐
State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 6, 2009:  20,717,168 shares of common stock.

MD HOLDINGS, CORP.

FORM 10-Q

September 30, 2009

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

MD Holdings, Corp. and Subsidiary

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED).

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED).

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

PAGES	5 - 10	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MD Holdings, Corp. and Subsidiary
Condensed Consolidated Balance Sheets

ASSETS
	September 30, 2009	December 31, 2008
	(Unaudited)

Current Assets
Cash	$105	$1,674

Total Assets	$105	$1,674

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$28,395	$13,068
Stockholder loans	27,500	25,000
Total Current Liabilities	55,895	38,068

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized,
20,717,168 and 20,717,168 shares issued and outstanding, respectively	20,717	20,717
Additional paid-in capital	459,883	449,295
Accumulated Deficit	(536,390)	(506,406)
Total Stockholders' Deficiency	(55,790)	(36,394)

Total Liabilities and Stockholders' Deficiency	$105	$1,674

See accompanying notes to condensed consolidated unaudited financial statements

MD Holdings, Corp. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue	$-	$-	$-	$6,302

Operating Expenses

General and Administrative	3,487	5,109	10,299	17,537
Professional Fees	1,356	1,249	13,597	59,245
Rent	1,500	1,500	4,500	4,500
Total Operating Expenses	6,343	7,858	28,396	81,282

Loss from Operations	(6,343)	(7,858)	(28,396)	(74,980)

Other Expense
Interest Expense	(555)	(661)	(1,588)	(661)
Total Other Income	(555)	(661)	(1,588)	(661)

Provision for Income Taxes	-	-	-	-

Net Loss	$(6,898)	$(8,519)	$(29,984)	$(75,641)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	20,717,168	20,717,168	20,717,168	20,715,630

See accompanying notes to condensed consolidated unaudited financial statements

MD Holdings, Corp. and Subsidiary
Condensed Consolidated Statement of Changes Stockholders' Deficiency
(Unaudited)

	Preferred stock		Common stock		Additional			Total
					paid-in	Accumulated	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Deficiency

Balance, December 31, 2007	-	$-	1,375,863	$1,376	$29,569	$(35,075)	$(100)	$(4,230)

In kind contribution	-	-	-	-	9,000	-	-	9,000

In kind contribution of interest	-	-	-	-	1,090	-	-	1,090

Cash received for subscription agreement	-	-	-	-	-	-	100	100

Common stock issued for cash	-	-	282	0	2,256	-	-	2,256

Common stock issued for services	-	-	5,000	5	39,995	-	-	40,000

Shares issued in connection with stock dividend	-	-	19,336,023	19,336	367,385	(386,721)	-	0

Net loss for the year ended December 31, 2008	-	-	-	-	-	(84,610)	-	(84,610)

Balance, December 31, 2008	-	-	20,717,168	20,717	449,295	(506,406)	-	(36,394)

In kind contribution	-	-	-	-	9,000	-	-	9,000

In kind contribution of interest	-	-	-	-	1,588	-	-	1,588

Net loss for the nine months ended September 30, 2009	-	-	-	-	-	(29,984)	-	(29,984)

Balance September 30, 2009	-	$-	20,717,168	$20,717	$459,883	$(536,390)	$-	$(55,790)

See accompanying notes to condensed consolidated unaudited financial statements

MD Holdings, Corp. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008

Cash Flows From Operating Activities:
Net Loss	$(29,984)	$(75,641)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	10,588	6,661
Stock issued for services	-	40,000
Changes in operating assets and liabilities:
Increase accounts payable	15,327	4,716
Increase in payroll liabilities	-	(40)
Net Cash Used In Operating Activities	(4,069)	(24,304)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	2,500	1,300
Repayment of stockholder loans	-	(2,150)
Proceeds from issuance of stock, net of subscriptions receivable	-	2,356
Proceeds from related party - Note Payable	-	20,000
Net Cash Provided by Financing Activities	2,500	21,506

Net Decrease in Cash	(1,569)	(2,798)

Cash at Beginning of Period	1,674	3,144

Cash at End of Period	$105	$346

Supplemental disclosure of non-cash investing and financing activities:

Stock dividend	$-	$386,721

See accompanying notes to condensed consolidated unaudited financial statements

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
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

(B) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MD Mortgage Corporation from January 15, 2007 to September 30, 2009. All significant inter-company accounts and transactions have been eliminated in consolidation.

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
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of September 30, 2009 and 2008, there were no common share equivalents outstanding.

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

(J) Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. Advertising expense for the nine months ended September 30, 2009 and 2008 was $55 and $832, respectively.

(K) Recent Accounting Pronouncements

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
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

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

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification did not have a significant impact on the Company’s financial statements.

NOTE 2     GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital and stockholders deficiency of $55,790, an accumulated deficit from inception of $536,390 and negative cash flows from operations of $4,069 during the nine months ended September 30, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

Management believes that actions presently being taken to obtain additional loans, equity funding, and to implement its strategic plans provide the opportunity for the Company to continue as a going concern.  We are still pursuing our business plan but to date we have not been able to raise additional funds through either debt or equity offerings, and without additional cash we will not be able to pursue our plan of operations and will not be able to begin generating revenue.  We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction.

NOTE 3     STOCKHOLDER LOANS

During the nine months ended September 30, 2009, a shareholder of the Company loaned the Company $2,500.  The loans carry no stated interest, are unsecured, and due on April 15, 2010 (See Note 5).

During the year ended December 31, 2008, two shareholders of the Company each loaned the Company $12,500.  The loans carry no stated interest, are unsecured, and due one year from the date of the agreement (See Note 5).  During the period ending September 30, 2009, these loans were extended for an additional year.

During January through September of 2008, the President of the Company provided loans to the Company. As of September 30, 2009, the loan balance has been repaid in full (See Note 5).

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

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

(C) Stock Issued for Services

On January 5, 2008, the Company issued 5,000 shares of common stock (as adjusted for the splits described in sections (F) and (G) below) for legal services having a fair value of $40,000 based upon the recent cash offering.

(D) In-kind contribution

For the nine months ended September 30, 2009, the President of the Company contributed office space with a fair value of $4,500 (See Note 5).

For the nine months ended September 30, 2009, the Company recorded $1,588 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3 and 5).

For the nine months ended September 30, 2009, the President of the Company contributed services with a fair value of $4,500 (See Note 5).

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

(E) Amendment to the Articles of Incorporation

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

MD HOLDINGS, CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

(G) Stock Split

On October 3, 2008, the Company’s Board of Directors declared a twenty–for-one reverse stock split effective to stockholders of record on October 27, 2008. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split ..

NOTE 5     RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2009, the President of the Company contributed office space with a fair value of $4,500 (See Note 4(D)).

For the nine months ended September 30, 2009, the Company recorded $1,588 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 4(D)).

For the nine months ended September 30, 2009, the President of the Company contributed services with a fair value of $4,500(See Note 4(D)).

For the year ended December 31, 2008, the President of the Company contributed office space with a fair value of $6,000. (See Note 4(D)).

For the year ended December 31, 2008, the President of the Company contributed services with a fair value of $3,000. (See Note 4(D)).

During the nine months ended September 30, 2009, a shareholder of the Company loaned the Company $2,500.  The loan carries no stated interest, is unsecured, and is due on April 15, 2010 (See Note 3).

During January through September of 2008, the President of the Company provided loans to the Company. As of September 30, 2009, the loan balance has been repaid in full (See Note 3).

During the year ended December 31, 2008, two shareholders of the Company each loaned the Company $12,500.  The loans carry no stated interest, are unsecured, and due one year from the date of the agreement (See Note 3).  During the period ending September 30, 2009, these loans were extended for an additional year.

For the year ended December 31, 2008, the Company recorded $1,090 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 4(D)).

NOTE 6     SUBSEQUENT EVENT

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through October 1, 2009, the date the financial statements were issued.

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

We are a provider of traditional mortgage services and we derive our revenues from the brokering of mortgage loans. We were previously licensed as a mortgage broker in Maryland, Georgia and Virginia but the licenses have subsequently lapsed due to the fees associated with staying current.  As soon as we can obtain financing, we will take the necessary steps to reinstate the licenses. We charge a fixed processing fee, an origination fee, and sometimes a broker fee. We recognize revenues when the loan is closed, at which time we are paid by the lender. We did not generate revenues in the third quarter 2009.  Our revenues have declined since 2006 due to the recent upheaval in the real estate market in our area and the increased difficulty with which our customers are able to obtain mortgages, which in turn has led to fewer home purchases and less revenues.  Additionally, we suffered a net loss of $6,898 in the third quarter 2009, and our net loss for the quarter ended September 30, 2008 was $8,519.  These losses resulted from the market condition and lack of operating capital despite our substantial cuts in expenses.   In our most recent nine month period ended September 30, 2009, our net loss decreased to $29,984 which was largely attributable to a lack of revenue from the slowdown in the real estate market which resulted in us not being able to renew our professional license.

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

As of the most recent quarter ended September 30, 2009, we had cash on hand of $105 and our total assets were just $105 while our total liabilities were $55,895. If we are unable to raise additional funds to be able to reapply for our licenses which will allow us to increase our revenue and gross profit to satisfy our liabilities and increase our total assets we will not be able to operate our business and will have to cease our business.

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

If we are able to implement our business plan, during the next twelve months, we would expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

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

We would plan on spending between $1,500 and $2,500 per month on our marketing budget. This type of phone marketing costs approximately 2.5 cents per minute on the phone.

3)	We would also continue to establish and maintain our relationships with realtors, accountants, attorneys, etc they can help to send us business;

4)	We would continue to call our old clients to get referral business; and

5)	If we decide to expand our client base, then we would look to get licensed in other states where we do not need a physical presence.

If we are able to implement our business plan, over the next 12 months, we would anticipate spending $70,000 on administrative expenses, including legal and accounting service fees. We would need to borrow funds to be able to pay for this expense because we do not expect increased revenues.  At this point, we do not have the available revenue or funds to pay back our loaned funds and there is no certainty that we will ever be able to pay back the $27,500.

If we are unable to raise additional funds and we do not start generating revenue to a point where we can continue to operate, we may be forced to cease operations and close our business.  We are still pursuing our business plan but to date we have not been able to raise additional funds through either debt or equity offerings, and without additional cash we will not be able to pursue our plan of operations and will not be able to begin generating revenue.  We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse merger involving our company. At this stage, no definitive terms have been agreed to and neither party is currently bound to proceed with the merger.

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

Additionally, mortgage lenders have made the requirements for obtaining loans more difficult by requiring lower debt ratios, increasing the requirement of cash reserves and being less willing to extend credit. Since guidelines have become stricter, fewer loans close and as a result, our revenues have declined. The recent downturn in the housing market has also contributed to less loan volume. As the housing market declines due to less demand, foreclosures will be more prevalent and property values will decline. This has led to people not being able to qualify for similar programs that they did in the past.

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

Revenues have been mostly generated in the State of Maryland where the home market has gone down drastically over the last few years. Foreclosures are higher and homes sit on the market longer. Property values have been going down since 2007. People have less equity now and less room to refinance and take out cash to consolidate debt and do home improvements. As a result, the Company’s revenues have decreased.

Results of Operations for the Quarter ended September 30, 2009 Compared to the Quarter ended September 30, 2008

Revenues

Revenue stayed the same at $0 for the quarter ended September 30, 2008 and $0 for the quarter ended September 30, 2009.  The consistency was due primarily to the slowdown in the real estate market which resulted in us not being able to keep our business license current and it had expired.

Operating Expenses

Operating Expenses for the quarter ended September 30, 2009 decreased to $6,343 from $7,858 for the quarter ended September 30, 2008.  This decrease in Operating Expenses was primarily attributable to the decrease in our operations resulting from the loss of our business license.

General and Administrative Expenses for the quarter ended September 30, 2009 decreased to $3,487 from $5,109 for the quarter ended September 30, 2008.  The decrease in General and Administrative Expense is due to the decrease in operations resulting from the loss of our business license.

Net Income (Loss)

Net Loss decreased to $6,898 for the quarter ended September 30, 2009 from a loss of $8,519 for the quarter ended September 30, 2008.  The decrease in net loss was primarily due to us being forced to cease operations because of our loss of license.

Results of Operations for the nine months ended September 30, 2009 Compared to the nine month period ended September 30, 2008

Revenues

Revenue decreased from $6,302 for the nine month period ended September 30, 2008 to $0 for the nine month period ended September 30, 2009, a decrease of $6,302.  This decrease was due primarily to the slowdown in the real estate market which resulted in us not being able to keep our business license current and it had expired.

Operating Expenses

Operating Expenses for the nine month period ended September 30, 2009 decreased to $28,396 from $81,282 for the nine month period ended September 30, 2008.  This decrease in Operating Expenses was primarily attributable to the decrease in our operations resulting from the loss of our business license.

General and Administrative Expenses for the nine month period ended September 30, 2009 decreased to $10,299 from $17,537 for the nine month period ended September 30, 2008.  The decrease in General and Administrative Expense is due to the decrease in operations resulting from the loss of our business license.

Professional fees for the nine month period ended September 30, 2009 decreased to $13,597 from $59,245 for the nine month period ended September 30, 2008.   The decrease in professional fees was due to the completion of the registration process with the SEC and our listing on the Over-the-Counter Bulletin Board.

Net Income (Loss)

Net Loss decreased to $29,984 for the nine month period ended September 30, 2009 from a loss of $75,641 for the nine month period ended September 30, 2008.  The decrease in net income was primarily due to us being forced to cease operations because of our loss of license.

We believe we cannot satisfy our cash requirements for the next twelve months with our current cash. If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. In the event we are not successful in reaching our revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have begun to explore our options regarding the development of a new business plan and direction.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $105 as compared to cash and cash equivalents of $1,674 as of December 31, 2008. We have historically met our liquidity requirements from a variety of sources, including short-term borrowings from related parties and the sale of equity securities. We do not presently maintain any credit facilities, although we may incur indebtedness in connection with our expansion plans.

We do not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do believe that we need funding to continue our operations at our current level because we have not generated any revenue in the third quarter of 2009. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares or options to compensate employees, officers, directors, consultants and others wherever possible. If we are successful such steps may enable us to meet some or all of the obligations of being a public company without requiring additional sources of financing. We do not believe that we will have sufficient cash on hand for 12 months of operations unless we generate revenues or raise additional funding.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Subsequent Event

If we are unable to raise additional funds and we do not start generating revenue to a point where we can continue to operate, we may be forced to cease operations and close our business.  We are still pursuing our business plan but to date we have not been able to raise additional funds through either debt or equity offerings, and without additional cash we will not be able to pursue our plan of operations and will not be able to begin generating revenue.  We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse merger involving our company. At this stage, no definitive terms have been agreed to and neither party is currently bound to proceed with the merger.

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

Item 6. Exhibits and Reports on Form 8K

a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)          Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MD HOLDINGS, CORP.

Date: October 9, 2009	By:	/s/ Marshall Davis
Marshall Davis
Chief Executive Officer, Chief Financial Officer, Director and Principal Accounting Officer