Form 10-K
period 2009-12-31
Guanwei Recycling Corp.
filed 2010-03-31
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-149013

GUANWEI RECYCLING CORP.
 (Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Rong Qiao Economic Zone, Fuqing City
Fujian Province,
People’s Republic of China 300500
(Address of principal executive offices) (Zip Code)

86-591 8539 2532
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes         ☑  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐  Yes         ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑  Yes         ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes         ☑  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes         ☑  No
Revenues for year ended December 31, 2009: $47,263,803.

There were no bid and ask prices on the registrant’s common stock prior to September 21, 2009. The aggregate market value of the registrant’s voting common stock held by non-affiliates as of September 21, 2009 based upon the closing price reported for such date on the OTC Bulletin Board was $228,560.17.

As of March 30, 2010, there were 20,000,006 shares of the registrant’s common stock outstanding.

PART I

Item 1. Business

Except as otherwise indicated by the context, references in this Annual Report to “we”, “us”, “our” or the “Company” are to the consolidated businesses of Guanwei Recycling Corp. and its wholly-owned direct and indirect subsidiaries, Hongkong Chenxin International Development Limited, a Hong Kong limited company (“Chenxin”) and Fuqing Guanwei Plastic Industry Co. Ltd., a China limited company (“Guanwei”), except that references to “our Common Stock”, “our shares of Common Stock” or “our capital stock” or similar terms shall refer to the common stock, par value $0.001 per share, of Guanwei Recycling Corp., a Nevada corporation (the “Registrant”).  “China” or “PRC” refers to the People’s Republic of China.  References to “RMB” refer to the Chinese Renminbi, the currency of the primary economic environment in which the Company operates.

History and Organizational Structure

The Registrant was incorporated as MD Holdings Corp. on December 13, 2006, and was engaged in the business of providing traditional mortgage brokerage services through its wholly-owned subsidiary, MD Mortgage Corp., a Maryland Corporation (“MD Mortgage”). It was unsuccessful in developing a profitable business and ceased its operations effective December 31, 2008. On November 5, 2009, the Registrant consummated a share exchange transaction (the “Share Exchange”), pursuant to which the Registrant became the 100% parent of Chenxin and assumed the operations of Chenxin and its subsidiary, Guanwei. Prior to the Share Exchange, Chenxin was 100% owned by Fresh Generation Overseas Limited, a British Virgin Islands corporation (“Fresh Generation”). Pursuant to the Share Exchange, Fresh Generation became the holder of approximately 60% of our Common Stock. Additional information regarding the Share Exchange can be found in the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on November 6, 2009.

Guanwei was founded as a limited company in China in April 2005 with registered capital of RMB 10 million (approximately US $1.46 million). Since inception, it has been principally engaged in the manufacture and distribution of low density polyethylene (“LDPE”) and other recycled plastics products, using imported raw material in the form of plastic waste. On November 22, 2008, Guanwei was acquired by Chenxin, a holding company incorporated in Hong Kong, and became a wholly-owned by foreign investment enterprise (“WOFIE”) under PRC law. Guanwei is the sole operating subsidiary of Chenxin.

On December 16, 2009, the Registrant filed Articles of Merger with the Secretary of State of the State of Nevada, pursuant to which the Registrant’s newly formed and wholly-owned subsidiary, Guanwei Recycling Corp., a Nevada corporation, merged with and into the Registrant. Upon the effectiveness of the merger, the name of the Registrant was changed from MD Holdings Corp. to Guanwei Recycling Corp. in accordance with Nevada Revised Statutes §92A.180.  The Registrant effected the name change to better reflect the nature of its new business operations following the Share Exchange. The merger, along with the Plan of Merger and Articles of Merger, is disclosed in the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009.  Effective December 28, 2009, the Registrant received a new trading symbol, GURC.OB, and a new CUSIP number for its Common Stock.

The corporate structure of the Registrant is as follows:

The Registrant’s corporate offices are located at Rong Qiao Economic Zone, Fuqing City, Fujian Province, People’s Republic of China, 300500.

General Business Overview

The following is a description of the business operations of the Registrant, including its wholly-owned and sole operating subsidiary, Guanwei.

Based in Fuqing City, in the Fujian Province of China, Guanwei is one of the few plastic recyclers in China to import primarily all of its raw materials (i.e. plastic waste) from foreign supplies (primarily Germany) where the cost of processing plastic waste is significantly higher than in China. Guanwei’s products are sold to customers in a wide range of industries, including shoe manufacturing, architecture and engineering products, industrial equipment and supplies, and chemical and petrochemical manufacturing. Guanwei operates its business in compliance with the highest environmental standards in order to meet the stringent requirements of both German and Chinese authorities. In fact, on January 1, 2009, TÜV Rheinland Cert GmbH (“TUV”), a provider of certification services, issued its audit report on the compliance of Guanwei's operations with German regulations regarding pollution and environmental controls. Based upon its audit, TUV determined that Guanwei should be issued a certificate (a “Compliance Certificate”) as to such compliance. Holding a Compliance Certificate permits a plastics recycler to purchase plastic waste directly from German suppliers.

The Company is organized as a single business segment and is committed to sourcing and developing innovative ideas and markets for recycled materials, and concentrates on transforming plastic waste into useful plastic grains. Its mission is to be an environmentally conscious, profitable manufacturer of plastics products of the highest quality. Guanwei procures raw material in the form of unrecycled plastic waste from its suppliers and uses this material to manufacture recycled plastic grains, which are then sold to manufacturers of consumer products in various industries. Guanwei specializes in the production of various recycled plastics products, the most important of which is LDPE. In the last four years, Guanwei has developed four distinct grades of LPDE plastic grains, which are sold to clients to be manufactured into a broad range of end products. Guanwei currently sells to nearly 300 customers in more than 10 industries, ranging from shoe manufacturing, architecture and engineering, industrial equipment and supplies, and chemical and petrochemical manufacturing. Guanwei’s LDPE products in particular are widely used in the manufacturing of chemical and functional fibers, and is the main raw material for shoe soles, insulation material, fire-proofing and water-proofing material, and foam.

Market and Industry

According to the Plastic Industry Statistics & Research Report (2008), since 2004, with national production capacity exceeding 20 million tons, China has become the second largest plastics products manufacturing country in the world after the United States. China’s plastics industry has benefited greatly from its low production and labor costs, as the manufacturing and recycling of plastics products have been outsourced from higher-cost countries to China and other low-cost countries. The lower production costs have allowed the plastics industry worldwide to experience strong growth in sales over the last several years. In the US and Europe, plastics industries out-perform overall manufacturing industries and are a strong force in international markets. According to the Plastic Industry Statistics & Research Report (2008), the worldwide average annual growth rate of the plastics industry from 1999 to 2005 was 5.02%, while the average GDP growth rate for the same period was 2.43%.  In China, the growth rate of domestic plastic consumption from 2001 to 2005 exceeded 19% annually, while the Chinese GDP growth rate averaged 9.5% for the same period.

The Plastic Industry Statistics & Research Report (2008) further states that, in particular, China’s plastics manufacturing industry experienced an annual growth rate of greater than 18% from 1990 to 2001, and in 2008 the growth rate was 11%. According to the website of the Chinese national plastic industry (www.51plas.com), in 2007, 14,592 Chinese plastic manufacturers realized a total profit of RMB 802 billion (approximately US $110 billion), and 16,300 manufacturers realized a total profit of RMB 964 billion (approximately US $141 billion) in 2008. China consumed more than 50 million tons of plastics in 2008, 24% of which was produced by recycled plastics.  Industry projections from the same website show that accelerating demand for plastic products will push overall production in China to 40 million tons by 2010.

There are seven types of plastic polymers, each with specific properties, which are used worldwide for various packaging applications. Each group of plastic polymers can be identified by its Plastic Identification Code (PIC), which is usually a number or a letter abbreviation. The PIC appears inside a three-chasing arrow recycling symbol. The symbol is used to indicate whether the plastic can be recycled into new products. The PIC identification system was introduced by the Society of the Plastics Industry, Inc., which provides a uniform system for the identification of different polymer types and helps recycling companies to separate different plastics for reprocessing. Manufacturers of plastic products are required to use PIC labels in some countries/regions and can voluntarily mark their products with the PIC where there are no requirements. Consumers can identify the plastic types based on the codes usually found at the base or at the side of the plastic products, including food/chemical packaging and containers.

The seven types of plastics polymers used in packaging are listed in the chart below, along with a brief description of the properties and common applications of each. A more detailed description of each polymer type follows the chart.

Plastic Identification Code	Type of plastic polymer	Properties	Common Packaging Applications

	Polyethylene Terephthalate (PET, PETE)	Clarity, strength, toughness, barrier to gas and moisture.	Soft drink, water and salad dressing bottles; peanut butter and jam jars

	High Density Polyethylene (HDPE)	Stiffness, strength, toughness, resistance to moisture, permeability to gas.	Milk, juice and water bottles; trash and retail bags.

	Polyvinyl Chloride (PVC)	Versatility, clarity, ease of blending, strength, toughness.	Juice bottles; cling films; PVC piping

	Low Density Polyethylene (LDPE)	Ease of processing, strength, toughness, flexibility, ease of sealing, barrier to moisture.	Frozen food bags; squeezable bottles, e.g. honey, mustard; cling films; flexible container lids.

	Polypropylene (PP)	Strength, toughness, resistance to heat, chemicals, grease and oil, versatile, barrier to moisture.	Reusable microwaveable ware; kitchenware; yogurt containers; margarine tubs; microwaveable disposable take-away containers; disposable cups and plates.

	Polystyrene (PS)	Versatility, clarity, easily formed	Egg cartons; packing peanuts; disposable cups, plates, trays and cutlery; disposable take-away containers;

	Other (often polycarbonate or ABS)	Dependent on polymers or combination of polymers	Beverage bottles; baby milk bottles; electronic casing.

Polyethylene terephthalate (PET)

PET is among the most-recycled polymers worldwide. Its barrier properties make it the material of choice for mineral water and carbonated drink bottles, and it can be recycled a number of times. The material is also used to make food trays, and is commonly found as a laminate in films. A high proportion of mixed bottles, typically PET combined with HDPE, are exported from China.

High-density polyethylene (HDPE)

HDPE is most commonly used for milk containers.  The Chinese government has set a target that 50% of milk containers must be made of recycled materials by 2020, so the recycling rate of HDPE will likely increase. HDPE is also used for bleach and other cleaning product containers, and is also found in films and some thin-gauge carriers and fresh produce bags. As with PET, price is dictated by quality and markets offer a wide range of prices according to the level of purity of the polymer. HDPE is a versatile polymer that can be manipulated to control transparency.

Polyvinyl chloride (PVC)

PVC is a popular polymer for a range of applications, including food packaging, where it is found in some thermoformed trays. It is also used in the manufacture of plastic wrapping film. PVC can contaminate some PET products, however, which impedes the collection and thus the recycling of PET. Through the introduction of reclamation facilities that focus solely on plastics and recycling plastic products, more color and polymer separation is possible, which would help develop the rates of recycling of all polymers, including PVC.

Low-density polyethylene (LDPE)

LDPE is used in food trays, but a more common application is in wrapping films and bags because it is very flexible. It is easily cleaned, has strong impact resistance and is unreactive at room temperature in the absence of a strong oxidizing agent. LDPE can withstand moderately high temperatures, does not absorb moisture and is chemical and corrosion resistant. LDPE’s tensile force is lower than that of HDPE and its resilience is higher. The collection of LDPE is particularly challenging given the relatively low-value of its end products, which can make the recycling of LDPE less cost-efficient, so its recycling rates are lower than other polymers.

Polypropylene (PP)

PP comprises a large proportion of mixed plastics products that are recycled for collection, other than plastic bottles. PP is widely used in packaging in food containers and trays, screw tops and as a film. It can be easily recovered and recycled into a wide range of applications.  Its recycling rates are typically quite high.

 Polystyrene (PS)

PS is found in yogurt containers and food trays, and in its expanded form, in protective packaging and hot drinks cups. Research has shown that PS comprises a small part of the waste stream, but as with other rigid packaging plastics, it is likely to form part of future mixed plastics recycling trials, which focus on new ways to recycle and to enhance the collection of recyclable products.

Recycling Awareness

There is a growing awareness in the global economy of issues surrounding waste management, and recycling processes and recycled products are being developed to address these issues. The advantages of recycling waste material, much of which consists of metal, paper, glass and plastic packaging, are being increasingly recognized by the global community.  The environmental benefits of recycled plastics products are well known, and in addition, our management’s experience indicates that recycled plastics can be 40% cheaper than virgin polymers. Recycling rates in China vary among the different polymer types, but the overall trend for each polymer type is increasing.

Currently, most of the recycled plastics products manufactured in China use imported raw material in the form of plastic waste.  We believe that there is great opportunity to further develop the plastics recycling market in China by relying on domestic suppliers of raw material.  According to the Plastics Industry Statistics & Research Report (2008), in 2007, only approximately 14 million tons, or 24% of the total amount of plastic being consumed in China, was recycled.  The total value of the unrecycled plastic waste in China is currently estimated to exceed RMB 28 billion (approximately US $4.1 billion) per year. Guanwei has no current plans to use domestic suppliers as the waste classification and sorting techniques used abroad result in higher quality raw material.  Guanwei will continue to monitor domestic suppliers, however.

Guanwei’s Recycling Process

Guanwei’s plastics recycling process begins with procuring raw material, which it sources primarily from Europe - particularly from Germany.  All the raw material Guanwei purchases is previously unrecycled (i.e. virgin) plastic waste, making it a strong plastic that is most suitable in the manufacturing of Guanwei’s plastic grains.  Guanwei does not currently procure plastic waste from China because most of the plastic waste available domestically has already been recycled, and it therefore has a lower tensile force and is of a lower quality.

The raw material is shipped directly from the supplier to Guanwei’s 60,000 square meter raw material storage and manufacturing plant in special containers which are approved by the Chinese government. Once in Guanwei’s facility, the plastic waste is then classified and sorted by hand based on polymer type and color.  Guanwei has over 150 workshop employees who help sort raw material and who are paid per piece in order to increase productivity.  Guanwei focuses on recycling of LDPE products, so the non-LDPE materials are sorted out first, which accounts for approximately 8% of the raw material. This non-LDPE material is packed and sold to manufacturers who specialize in plastic production using the respective materials.

After the LDPE material is sorted by color, it is sent to the smashing workshop, where it is smashed and cut into pieces by one of Guanwei’s eight smashing machines. The material is then washed and cleaned at least two to three times in order to eliminate impurities. This enhances the whiteness of the material, which results in a higher grade end-product. Once washed, the material is packed into square containers and sent to the plastic grain manufacturing area of the workshop, where there are 32 plastic grain machines. The material is fed into the grain machines, which break down the material and form it into small grains of recycled plastic, which are then sold to consumers in various manufacturing industries.

The waste water from the washing process is treated in Guanwei’s sewage treatment area, which comprises over 4,800 square meters. The water is discharged into rectangular sediment pools through a fence, which eliminates any large pieces of waste. Most of the inorganic suspended particles and insoluble organic material are separated out in the sedimentation pool.  Each sediment pool has a sewage pumps for condensing the inorganic material into sludge, which is then dried and used as compost.  The waste water is then run through a reaction pool, where the coagulant agents PAC and PAM are added. The water is then processed again in the sediment pool before it is sand filtered and run back to the workshop for re-use.

In 2009, Guanwei’s production yield, which is the amount of granular plastic end-product produced per ton of raw material, was approximately 76%.

Products

Guanwei currently manufactures a number of recycled plastics products made from LDPE, and is the largest manufacturer of recycled LDPE in China. LDPE is easily processed and is defined by a density range of 0.910-0.940 g/cm3.  It is moisture resistant and can withstand continuous temperatures of 175°F, and can withstand temperatures of nearly 200° F for short periods of time. LDPE is chemical and corrosion resistant.  It has high resilience and low density, making it an extremely light weight and flexible plastic. It also meets food handling guidelines and is easily cleaned, and therefore it is ideal for food wraps and films.

LPDE can be produced in both translucent or opaque varieties, and the principal difference between virgin LPDE and recycled LPDE is that recycled LDPE cannot be completely transparent. Some manufacturers have strict color requirements, so they will not purchase recycled LPDE. However, recycled LPDE is attractive to manufacturers without color requirements, as the selling price of virgin plastic in China can be as high as RMB 13,000 (approximately US$1,900) per ton higher than recycled LDPE.

Guanwei produces four types of LDPE plastic grains. The grade is determined by the color of the plastic grain, with higher grade denoting that the grain is whiter. Higher grade plastic grains are more expensive.

•	Grade A	This is a white LDPE grain and accounts for approximately 30% of Guanwei’s sales.

•	Grade B	This is a white LDPE grain and accounts for approximately 20% of Guanwei’s sales.

•	Grade C	This is a white LDPE grain and accounts for approximately 20% of Guanwei’s sales.

•	Grade D	This is a black LDPE grain and accounts for approximately 30% of Guanwei’s sales.

Currently, the demand for Guanwei’s products exceeds the amount Guanwei is able to produce. Therefore, Guanwei does not currently have any plans to develop new products.  However, Guanwei intends to enhance its manufacturing process and increase its training of more skilled workers, and thereby increase productivity.

All of Guanwei’s products are manufactured in its 60,000 square meter warehouse and manufacturing facility located in Fuqing City. Guanwei has a sewage treatment area for processing the waste water used in the manufacturing process, which exceeds 4,800 square meters.

Raw Materials and Major Suppliers

Because an important step in the recycling of plastic waste is sorting and classifying the raw material, Guanwei obtains all of its raw material from foreign suppliers (primarily in Europe), where it can obtain raw material which consists solely of unrecycled plastic, and where the sorting and classification techniques are superior to those used in China. Guanwei’s primary suppliers during 2008 and 2009 are located in Europe and Guanwei has one wholesaler in Hong Kong from which it also purchases some raw material. Guanwei is one of the few plastics importer-manufacturers in China with a with a Compliance Certificate from TUV for meeting certain pollution and environmental standards, which allows Guanwei access to German suppliers. Guanwei does not have any long-term contracts with its suppliers, but rather purchases raw materials on a purchase order basis at prevailing market prices.

The following table sets out our major suppliers of raw materials for recycled LDPE and non-LDPE materials for the fiscal years ended December 31, 2009 and 2008.

	As a Percentage of Our Purchases of Raw Materials
	Fiscal Year Ended December 31,
	2009	2008
Supplier A	57.9%	13.8%
Supplier B	25.3%	32.5%
Supplier C	6.0%	29.3%
Supplier D	5.2%	-
Supplier E	3.3%	-
Supplier F	-	15.2%
Supplier G	-	9.1%

The raw materials are transported to the port of Jiangyin in China by ocean freighters. As the importer of the raw materials, Guanwei covers the cost of shipping from the supplier to Guanwei’s facility. Each imported container weighs about 20 tons, and per container shipping costs between US $500-$800, including insurance. The raw materials are then transported from the port in Jiangyin to Guanwei’s facility by truck at a cost of approximately US $87 per container. Each container is subject to an import tax imposed by the Chinese government of 6% of the value of the goods, which is down from 7.5% in 2008, and is also subject to a value-added tax of 17%.

Importers of plastic waste into the PRC are subject to an import quota regulated by the Ministry of Environmental Protection. Guanwei has been approved for an import quota of 24,000 tons of plastic waste per year, and for a number of years, Guanwei has also been permitted use of the 35,000 tons per year import quota granted to Fuqing Huan Li Plastics Company Limited (“Huan Li”). Huan Li has not had any significant operations since 2005, but its import quota remains valid. Chen Min, the Registrant’s Chief Executive Officer, is the Chief Executive Officer, Chairman of the Board of Directors, and legal representative, with the power to represent and act on behalf, of Huan Li.

Although Guanwei has not previously experienced difficulties receiving permission from Huan Li to use its import quota, there can be no guarantee that the import quota will be available to Guanwei in the future as Huan Li can rescind its permission at any time. The unavailability of Huan Li’s import quota could have a material and adverse effect on Guanwei’s business, financial condition and results of operations. Without Huan Li’s import quota, Guanwei would be forced to purchase domestically supplied plastic waste, which would increase production costs because domestic plastic waste is often poorly sorted. Additionally, domestic plastic waste could negatively impact the quality of Guanwei’s products because most of it has already been recycled, and it therefore has a lower tensile force.

Due to the fact that Huan Li has no material operations, Guanwei could apply for official transfer of Huan Li’s import quota to Guanwei. As Guanwei’s operations expand, it intends to apply for an increase in its import quota, which is subject to review by the Ministry of Environmental Protection on an annual basis. Guanwei currently does not see any reason to apply for an increase in its import quota as Huan Li has indicated no intent to rescind permission to use its import license.

Product Sales, Distribution and Marketing

Guanwei has a sales team of six people, led by Mr. Gao Juguang, an industry veteran with over 15 years of plastic sales experience.  The Company is focused on diversifying its client base and increasing its sales volume to the infrastructure-building industry.  Mr. Gao and the sales team work toward these goals by developing new client relationships through site visits, personal telephone calls and presentations and presenting product samples to the potential customers. Guanwei also relies on word-of-mouth to strengthen its reputation and secure sales from local customers. Due to its product quality and reputation, Guanwei has experienced a great deal of success securing regular customers after their first usage of the products.

Guanwei sells its products directly to end-users of the plastic grains, many of whom contact Guanwei directly for pricing quotes. Guanwei does not advertise or promote its products heavily, as the demand for the products currently exceeds supply.  The Fujian Province, where Guanwei’s manufacturing facilities are located, is one of the largest shoe-manufacturing bases in China. Guanwei sells between 30% to 50% of its product to these shoe manufacturers, many of whom are located within 200 km of Guanwei’s facilities. The cost savings resulting from importing raw materials directly from foreign suppliers and not using distributors or wholesalers means that Guanwei’s selling prices are very competitive.

All of Guanwei’s customers pre-pay for the products they purchase and the price includes all shipping and transportation costs. Guanwei typically sells its products on a purchase order basis, but occasionally enters into one-year supply agreements with customers. The purpose of such agreements is to set the prices at which products are to be sold to such customers during the following year. The customer base is spread across different geographic markets and industries, such as shoe manufacturing, construction material manufacturing (such as fire- and water-proofing material and plastic pipes), and outdoor furniture manufacturing. No single customer represents greater than five percent of our sales volume or net revenue. Guanwei does not foresee any difficulties in sales as it is well-insulated against fluctuating demands in any one industry and demand currently exceeds supply.

Competition

Guanwei has several competitive advantages over its competitors, including the following:

Experienced management team

Guanwei’s senior management team has extensive business and industry experience, which has been instrumental in the development of Guanwei’s strong supplier and customer relationships and manufacturing processes. For additional information regarding Guanwei’s management team, please see the description of directors and management later in this Annual Report.

Well-established manufacturing capabilities

In China, the vast majority of plastic recycling companies are small-scale craftsmen shops lacking the capacity to properly process raw materials, deal with sewage treatment issues and meet required environmental standards.  In comparison, Guanwei has a large, 60,000 square meter warehouse and manufacturing facility in which it produces various plastics products, and also has a sewage treatment facility that is able to filter and process the waste products resulting from the manufacturing. Guanwei’s two main Chinese competitors are Fujian Huaxia Plastics Corp. and Youfeng Plastics Corp., each of which produce approximately 20,000 tons per year of recycled plastic products.  Comparatively, Guanwei’s production capacity is 50,000 tons annually.  In 2009, over 42,587 tons of plastic waste were processed into 32,510 tons of recycled LDPE for sale by Guanwei. Additionally, production costs for both of these companies are higher than Guanwei’s because they purchase their raw materials from wholesalers in Hong Kong, whereas Guanwei imports almost all of its raw materials directly from suppliers. Furthermore, Guanwei is the only LDPE importer in China with recycled plastic manufacturing capabilities, and one of the few plastics manufacturers in China with a Compliance Certificate from TUV for meeting certain pollution and environmental standards, as discussed further below.

Steady supply of imported raw material and no middleman

Guanwei is a forerunner among imported plastic waste processors and plastic material manufacturers. It has a steady supply of raw material from suppliers located throughout Europe and elsewhere outside China. The imported raw material is of a high quality, allowing Guanwei to benefit from efficiencies in the manufacturing of its products. Additionally, Guanwei imports the raw material directly, which cuts costs that would otherwise be paid to an importer, and Guanwei is located near a major port, so freight costs are kept low.

Broad range of end-users

The Company sells its plastics products to nearly 300 customers in over 10 industries. Its products are used to produce a wide variety of end products, including shoe soles, outdoor furniture, and construction equipment. The Company intends to focus on expanding further into the construction equipment industry because the Chinese government’s stimulus plan has substantially increased infrastructure construction in China.  The Company is well insulated from fluctuating market demands in any one industry due to its diverse client base.

Compliance Certificate From TUV Regarding German Environmental Standards

TUV provides certificates of approval for certain plastics manufacturers which meet strict German environmental standards.  Manufacturers are subject to inspections relating to air, water and noise discharge. German suppliers are only allowed to sell plastics waste to manufacturers who have this certificate. Guanwei is one of only several Chinese importers and manufacturers with this Compliance Certificate.

Employees

Guanwei currently has 494 full-time employees working in the workshops, and 35 employees in management positions. Guanwei has no part-time employees. We have a labor contract with each employee as required by law in the PRC. The labor contract mainly includes working content, contract period, working time, payment and other terms.

Costs and Effects of Compliance with Environmental Laws and Other Regulations

Currently, Guanwei’s manufacturing processes are in compliance with all Chinese laws and environmental standards.  Guanwei is not aware of any other governmental approvals required for any of its products or manufacturing processes.

Research and Development

Guanwei does not currently have plans to develop new products because the demand for LDPE plastic grains already exceeds our manufacturing capabilities. Guanwei is in the process of improving its processes by testing the addition of Ethylene-Propylene-Diene Monomer (EPDM), a cleaning solvent, during the smashing and cleaning stage in order to improve the cleanliness of the end product and Guanwei’s production margins.  There are nominal costs associated with our research and development activities.

Item 1A. Risk Factors.

The financial condition, business, operations, and prospects of the Company involve a high degree of risk. You should carefully consider the risks and uncertainties described below, which constitute the material risks relating to the Company, and the other information in this Annual Report. If any of the following risks are realized, the Company’s business, operating results and financial condition could be harmed and the value of the Company’s stock could suffer. This means that investors and shareholders of the Company could lose all or a part of their investment.

RISKS RELATING TO THE PEOPLE’S REPUBLIC OF CHINA

The operations of Guanwei, our sole operating subsidiary, are wholly conducted in China. Accordingly, its businesses, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and by the general state of the PRC economy.

Certain Political and Economic Considerations Relating to China Could Adversely Affect Our Company.

The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved.

Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

The Chinese Government Exerts Substantial Influence Over The Manner In Which We Must Conduct Our Business Activities Which Could Adversely Affect Our Company.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and State ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in China.

The Chinese Legal System Has Inherent Uncertainties That Could Limit The Legal Protections Available To You.

Guanwei’s contractual arrangements in China are governed by the laws of the PRC. China’s legal system is based upon written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedents. Since 1979, the Chinese legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties, and therefore you may not have legal protections for certain matters in China.

 Because Our Assets Are Located In China, Any Dividends Of Proceeds From Liquidation Is Subject To The Approval Of The Relevant Chinese Government Agencies.

Our assets are located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payments will be subject to the decision of our Board of Directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well as the foreign exchange control. This may generate additional risk for our investors in case of dividend payments and liquidation.

Future Inflation In China May Inhibit Our Activity To Conduct Business In China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past twenty years, the rate of inflation in China has been as high as 24.1% in 1994 and as low as -1.4% in 1999 (according to National Bureau of Statistics of China). These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China and thereby harm our business operations.

Capital Outflow Policies In China May Hamper Our Ability To Pay Dividends To Shareholders In The United States.

The PRC has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because all of our current revenues and most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to fund our business activities outside China or to pay dividends to our shareholders.

Currency Conversion And Exchange Rate Volatility Could Adversely Affect Our Financial Condition.

The PRC government imposes control over the conversion of RMB into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China (PBOC) publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of RMB into foreign exchange by Foreign Investment Enterprises (“FIEs”), for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of RMB into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Since 1994, the exchange rate for RMB against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB 8.28 to US$1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese RMB against a number of currencies, rather than just the U.S. Dollar. As our operations are primarily in China, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into RMB for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert RMB into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the RMB we convert would be reduced.

The Value Of Our Securities Will Be Affected By The Foreign Exchange Rate Between U.S. Dollars And Renminbi.

The value of our Common Stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into RMB for our operational needs and should the RMB appreciate against the U.S. dollar at that time, our financial position, the business of the Company, and the price of our Common Stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our Common Stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our China operations would be reduced.

You May Experience Difficulties In Effecting Service Of Legal Process, Enforcing Foreign Judgments Or Bringing Original Actions In China Based On United States Or Other Foreign Laws Against Us.

We conduct our operations in China and most of our assets are located in China. In addition, some of our directors and executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon such directors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the U.S. and many other countries that provide for the reciprocal recognition and enforcement of judgment of courts. As a result, recognition and enforcement in China of judgments of a court of the U.S. or any other jurisdiction in relation to any matter may be difficult or impossible.

Our Significant Amount Of Deposits In Certain Banks and Financial Institutions In China May Be At Risk If These Banks Go Bankrupt During Our Deposit Period.

At December 31, 2009, we had approximately US$7.3 million on deposit with banks and financial institutions in China, which constitutes approximately all of our total cash. The terms of these deposits are, in general, up to twelve (12) months. Historically, deposits in Chinese banks and financial institutions are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which became effective on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks and financial institutions based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank or financial institution may go bankrupt. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks and financial institutions in many aspects, especially since the opening of RMB  business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks and financial institutions in which we have deposits has increased. In the event of bankruptcy of one of the banks or financial institutions which holds our deposits, we are unlikely to recover our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.

We Are Subject To The United States Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC, particularly in our industry since it deals with contracts from the Chinese Government, and our executive officers and employees have not been subject to the United States Foreign Corrupt Practices Act prior to the completion of the Share Exchange. If our competitors engage in these practices they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

 RISKS RELATING TO OUR BUSINESS

We Cannot Predict Whether We Will Meet Internal or External Expectations Of Future Performance.

We believe that our future success depends on our ability to significantly increase revenue from processing recycled plastic wastes. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with a limited operating history. These risks include our ability to:

•	develop new and innovative processing methods, including processes which increase production yield;

•	respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations;

•	maintain our current, and develop new, strategic relationships with customers and suppliers;

•	increase awareness of our products and continue to build customer loyalty; and

•	attract and retain qualified management, consultants and employees.

We Cannot Assure You That Our Organic Growth Strategy Will Be Successful.

One of our growth strategies is to grow organically through increasing the sale of our products by increasing our output volume and entering new markets in China and internationally. However, many obstacles to increasing our market share and entering such new markets exist, including, but not limited to, costs associated with increasing market share and entering into such markets and attendant marketing efforts. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our ability to grow and on our future financial condition, results of operations or cash flows.

Our Business And Growth Could Suffer If We Are Unable To Hire And Retain Key Personnel That Are In High Demand.

We depend upon the continued contributions of our senior management and other key personnel, including external experts and advisers. The loss of the services of any of our executive officers or other key personnel could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man insurance on the lives of these individuals at present. As we plan to expand, we will have to attract managerial staff. We may not be able to identify and retain qualified personnel due to our lack of understanding of different cultures and lack of local contacts. This may impede any potential expansion. Our future success will also depend on our ability to attract and retain highly skilled and qualified technical, engineering, managerial, finance, marketing, security and customer service personnel in China. Qualified individuals are in high demand, and we may not be able to successfully attract, assimilate or retain the personnel we need to succeed.

We May Not Be Able To Manage Our Expanding Operations Effectively, Which Could Harm Our Business.

We anticipate expanding our business as we address growth in our customer base and market opportunities. In addition, the geographic dispersion of our operations as a result of overall internal growth requires significant management resources that our locally-based competitors do not need to devote to their operations. In order to manage the expected growth of our operations and personnel, we will be required to improve and implement operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Further, our management will be required to maintain and expand our strategic relationships necessary to our business. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. If we are not successful in establishing, maintaining and managing our personnel, systems, procedures and controls, our business will be materially and adversely affected.

If We Need Additional Capital To Fund Our Growing Operations, We May Not Be Able To Obtain Sufficient Capital And May Be Forced To Limit The Scope Of Our Operations.

We may experience increased capital needs and we may not have enough capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the success of our competitors; (iii) the amount of our capital expenditures; and (iv) new investments. We cannot assure you that we will be able to obtain capital in the future to meet our needs. If we cannot obtain additional funding, we may be required to:

•	reduce our investments;

•	limit our expansion efforts; and

•	decrease or eliminate capital expenditures.

Such reductions could materially adversely affect our business and our ability to compete. Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

We Depend On A Limited Number Of Suppliers For A Majority Of Our Supplies.  The Inability To Secure Raw Materials Could Affect Our Production Output And Reduce Our Revenues.

We primarily import plastics wastes from ten suppliers located in Europe and Hong Kong. Failure to maintain good relationships with our current suppliers or to develop a new supply source of raw materials could negatively affect our ability to obtain the raw materials used in our products in a timely manner. If we are unable to obtain ample supplies of raw material from our existing suppliers or develop alternative supply sources, we may be unable to satisfy our customers’ orders which could materially and adversely affect our revenues and our relationship with our customers.  Furthermore, we are dependent on our suppliers for the timely delivery of materials that we require for our operations. Should our suppliers fail to deliver such materials on time, and if we are unable to source these materials from alternative suppliers on a timely basis, our revenue and profitability could be adversely affected.

The Success Of Our Business Is Heavily Dependent Upon Our Ability To Secure Raw Plastic.

Our ability to generate revenue depends upon our ability to secure raw plastic. There is a world-wide market for these materials, and the Company faces competition from other low-cost users. To the extent that we are unable to secure enough raw plastic, our business, financial condition and results of operations will be materially adversely affected.

The Chinese Government Limits The Amount Of Plastic Waste Which May Be Imported, And As Such, We May Not Be Able To Import Sufficient Raw Materials.

The Chinese government limits the amount of plastic waste which may be imported into China.  Although we have not experienced difficulties obtaining and renewing our import license in the past, we cannot guarantee the license will be approved in the future. If we fail to obtain the import license, we may have to use domestically supplied plastics wastes for our manufacturing. Domestic plastic wastes are typically poorly sorted, so utilizing the domestic raw material increase production costs.

Our Production Costs And Revenues Are Impacted By Increases In The Cost Of Labor, Shipping And Other Expenses.

The manufacturing of recycled plastics is highly labor-intensive as all raw material classification is done by hand.  A sharp increase of in pay or a mandatory welfare/insurance contribution by employers would cause an increase in production costs and would reduce our profit margin. Additionally, as all of the raw material used in our manufacturing is imported, an increase in the freight costs of importing such material would increase our production costs and thus negatively impact our revenues.

We Are Dependent On Use Of An Import Quota Granted To Us By Another Company, The Loss Of Which Could Materially Affect Our Ability To Secure High Quality Raw Materials For Our Manufacturing Processes.

In the PRC, imports of plastic waste are subject to an import quota regulated by the Ministry of Environmental Protection. We have been approved for an import quota of 24,000 tons of plastic waste per year. We have also been permitted to use of the 35,000 tons per year import quota granted to Huan Li. Huan Li has not had any significant operations since 2005, but its import quota remains valid. Chen Min, our Chief Executive Officer, is the Chief Executive Officer, Chairman of the Board of Directors, and legal representative with the power to represent and act on behalf, of Huan Li.

Although we have not previously experienced difficulties with regard to Huan Li permitting us to use its import quota, there can be no guarantee that the import quota will be available to us in the future. Huan Li can rescind its grant to us of the import quota at any time. If we are unable to use Huan Li’s import quota, our business, financial condition and results of operations would be materially adversely affected. Without the import quota we may have to purchase domestically supplied plastic waste for our manufacturing processes.  Domestic plastic waste is typically poorly sorted, which increases our production costs and most of the plastic waste available domestically has already been recycled, and it therefore has a lower tensile force which would negatively impact the quality of our products.

We May Be Classified As A Passive Foreign Investment Company, Which Could Result In Adverse U.S. Tax Consequences To U.S. Investors.

Based upon the nature of our income and assets, we may be classified as a passive foreign investment company, or PFIC, by the United States Internal Revenue Service for U.S. federal income tax purposes. This characterization could result in adverse U.S. tax consequences to you. For example, if we are a PFIC, our U.S. investors will become subject to increased tax liabilities under U.S. tax laws and regulations and will become subject to more burdensome reporting requirements. The determination of whether or not we are a PFIC is made on an annual basis, and those determinations depend on the composition of our income and assets, including goodwill, from time to time. We intend to operate our business so as to minimize the risk of PFIC treatment, however you should be aware that certain factors that could affect our classification as PFIC are out of our control. For example, the calculation of assets for purposes of the PFIC rules depends in large part upon the amount of our goodwill, which in turn is based, in part, on the then market value of our shares, which is subject to change. Similarly, the composition of our income and assets is affected by the extent to which we spend the cash we have raised on acquisitions and capital expenditures. In addition, the relevant authorities in this area are not clear and so we operate with less than clear guidance in our effort to minimize the risk of PFIC treatment. Therefore, we cannot be sure whether we are not and will not be a PFIC for the current or any future taxable year. In the event we are determined to be a PFIC, our stock may become less attractive to U.S. investors, which may  negatively impact the price of our common stock.

Environmental Compliance And Remediation Could Result In Substantially Increased Capital Requirements And Operating Costs Which Could Adversely Affect Our Business

Guanwei is subject to numerous Chinese provincial and local laws and regulations relating to the protection of the environment. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Our consolidated business and operating results could be materially and adversely affected if Guanwei were required to increase expenditures to comply with any new environmental regulations affecting its operations. We could, in the future, incur a material liability resulting from the costs of complying with environmental laws, environmental permits or any claims concerning noncompliance, or liability from contamination.

We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist at our facilities or at third-party sites for which we are liable. Enactment of stricter laws or regulations, stricter interpretations of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at our own or third-party sites may require us to make additional expenditures, some of which could be material.

If Environmental Regulation Enforcement Is Relaxed, The Demand For Our Products May Decrease.

The demand for our services is substantially dependent upon the public’s concern with, and the continuation and proliferation of, the laws and regulations governing the recycling of plastic. A decrease in the level of public concern, the repeal or modification of these laws, or any significant relaxation of regulations relating to the recycling of plastic would significantly reduce the demand for our services and could have a material adverse effect on our operations and financial condition.

We Face Competition From Other Companies, Which Could Force Us To Lower Our Prices, Thereby Adversely Affecting Our Operating Margins, Financial Condition, Cash Flows And Profitability.

The markets in which we operate are highly competitive, and this competition could harm our business, results of operations, cash flow and financial condition. We believe that one significant competitive factor for our products is selling price. Although we do not aspire to be the lowest cost provider but rather the highest value provider to our customers, we could be subject to adverse results caused by our competitors’ pricing decisions. If we do not compete successfully, our business, operating margins, financial condition, cash flows and profitability could be adversely affected.

Our Sales Are Dominated By Sales in China Which Could Have An Adverse Effect On Our Business

For each of the two fiscal years ended December 31, 2009 and 2008 almost all of our sales were derived from customers in China. We expect that the domestic market in China will continue to be our major market. Our business is therefore heavily dependent on the demand for plastics in China and the domestic market prices of LDPE. In the event that there is any material adverse change in the level of the demand of raw material for plastic products in China or if there are a significant price fluctuations in China, our performance could be adversely affected.

RISKS RELATING TO OUR COMMON STOCK

Our Common Stock Price May Be Volatile And Could Decline In The Future.

The stock market in general and the market price for other companies based in the PRC have experienced extreme stock price fluctuations. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies in China have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside of our control, could cause the price of our Common Stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our Common Stock:

•	announcements of technological innovations by us or our competitors;

•	our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	our financial position and results of operations;

•	litigation;

•	period-to-period fluctuations in our operating results;

•	changes in estimates of our performance by any securities analysts;

•	new regulatory requirements and changes in the existing regulatory environment;

•	the issuance of new equity securities in a future offering;

•	changes in interest rates;

•	changes in environmental standards;

•	market conditions of securities traded on the OTCBB;

•	investor perceptions of us and the plastics recycling industry generally; and

•	general economic and other national conditions.

The Trading Market In Our Common Stock Is Limited And May Cause Volatility In The Market Price.

Our Common Stock is currently quoted on the OTCBB under the symbol “GURC.OB”, formerly “MDHO.OB”. The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ’s automated quotation system, or the NASDAQ Stock Market. Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain.

The quotation of our Common Stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Thus, the market price for our Common Stock is subject to volatility and holders of Common Stock may be unable to resell their shares at or near their original purchase price or at any price. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for our Common Stock may be limited; and

•	a lack of visibility for our Common Stock may have a depressive effect on the market for our Common Stock.

We May Have Difficulty Raising Necessary Capital To Fund Operations As A Result Of Market Price Volatility For Our Shares Of Common Stock.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our shares of Common Stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new technologies and to expand into new markets. The exploitation of our technologies may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means.

Our Common Stock Is Considered A “Penny Stock” And As A Result, Related Broker-Dealer Requirements Affect Its Trading And Liquidity.

Our Common Stock is considered to be a “penny stock” since it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the common stock trades at a price less than $5.00 per share; (ii) the common stock is not traded on a “recognized” national exchange; (iii) the common stock is not quoted on the NASDAQ Stock Market, or (iv) the common stock is issued by a company with average revenues of less than US$6,000,000 for the past three (3) years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend our Common Stock to investors, thus hampering its liquidity.

Section 15(g) and Rule 15g-2 require broker-dealers dealing in penny stocks to provide potential investors with documentation disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the documents before effecting any transaction in a penny stock for the investor’s account. Potential investors in our Common Stock are urged to obtain and read such disclosure carefully before purchasing any of our shares.

Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.

Compliance with these requirements may make it more difficult for holders of our Common Stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares Eligible For Future Sale May Adversely Affect The Market Price Of Our Common Stock.

From time to time, certain of our shareholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to certain limitations.  Future sales of our Common Stock by existing shareholders pursuant to Rule 144, or following the exercise of future option grants, could adversely affect the market price of our Common Stock.  The issuance of additional shares upon exercise of options will dilute the voting power of our current shareholders on corporate matters and, as a result, may cause the market price of our Common Stock to decrease. Further, sales of a large number of shares of Common Stock in the public market could adversely affect the market price of the Common Stock and could materially impair our future ability to generate funds through sales of Common Stock or other equity securities.

One Shareholder Exercises Significant Control Over Matters Requiring Shareholder Approval.

A single shareholder, Fresh Generation, has voting power equal to approximately 60% of our voting securities as of the date of this Annual Report. As described in greater detail later in this Annual Report, Chen Min, our Chief Executive Officer and Chairman of the Board, is the beneficial owner of the shares of our Common Stock held by that Fresh Generation. Furthermore, Chen Min holds a portion of such shares in trust for the benefit of certain other of our directors. As a result, Chen Min and such directors, through such indirect stock ownership, can exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by other shareholders.

We May Incur Significant Costs To Ensure Compliance With U.S. Corporate Governance And Accounting Requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We May Be Required To Raise Additional Financing By Issuing New Securities With Terms Or Rights Superior To Those Of Our Shares Of Common Stock, Which Could Adversely Affect The Market Price Of Our Shares Of Common Stock.

We may require additional financing to fund future operations, including expansion in current and new markets, development and acquisition, capital costs and the costs of any necessary implementation of technological innovations or alternative technologies. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current shareholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of Common Stock, which could adversely affect the market price and the voting power of shares of our Common Stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of Common Stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us.

We May Have Difficulty Establishing Adequate Management And Financial Controls In China And In Complying With U.S. Corporate Governance And Accounting Requirements Which Could Have An Adverse Affect On Our Business

The PRC has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with.  We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards, which could have an adverse affect on our business.

Standards For Compliance With Section 404 Of The Sarbanes-Oxley Act Of 2002 Are Uncertain, And If We Fail To Comply In A Timely Manner, Our Business Could Be Harmed And Our Stock Price Could Decline.

Rules adopted by the SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards and will impose significant additional expenses on us. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

We Do Not Foresee Paying Cash Dividends In The Foreseeable Future.

Although Chenxin has previously paid cash dividends to its shareholders, the Registrant has not paid cash dividends and there are no plans to pay cash dividends on our stock in the foreseeable future.

Item 2.  Properties.

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes at no cost. In the case of land used for industrial purposes, the land use rights are granted for a period of fifty (50) years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

Guanwei has land use rights to approximately 42,500 square meters of land located at Taicheng Farm in Fuqing City, Fujian Province, PRC.  This land use right expires July 26, 2056.  Guanwei houses a large, 60,000 square meter warehouse and manufacturing facility, in which it conducts all its manufacturing processes, on this land.  The facility has a sewage treatment facility that is able to filter and process the waste products resulting from the manufacturing. The current production capacity of the manufacturing facilities is 50,000 tons per year.  With additional machinery, the production capacity could be increased to 65,000 tons annually without the need for expanding the production facility areas.  Currently, Guanwei produces over 31,000 tons of end product annually.

Item 3. Legal Proceedings.

As of the date of this filing, neither the Registrant nor any of its subsidiaries are a party to any legal proceeding that could reasonably be expected to have a material impact on its operations or finances.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 30, 2010, our common stock is quoted on the OTCBB in the United States of America under the symbol “GURC.OB.” Our common stock was quoted on the OTCBB from August 14, 2008 to December 28, 2009 under the symbol “MDHO.OB.”  As of the date of this Annual Report, 20,000,006 shares of our Common Stock are issued and outstanding.  The quotation of our Common Stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our Common Stock will develop in the future. In the absence of an active trading market:

•	Investors may have difficulty buying and selling or obtaining market quotations;

•	Market visibility for our common stock may be limited; and

•	A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

When the trading price of our Common Stock is below US$5.00 per share, the Common Stock is considered to be a “penny stock” that is subject to rules promulgated by the SEC (Rule 15-1 through 15g-9) under the Exchange Act. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the SEC’s standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the brokers-dealer’s and sales representatives compensation; and (d) providing to customers monthly account statements.

The following table sets forth on a per share basis for the periods shown, the high and low closing bid prices of our Common Stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Closing Bid Prices	High		Low

Calendar Year Ending December 31, 2010

1st Quarter:	$5.05		$3.06

Calendar Year Ending December 31, 2009

4 th Quarter:	$3.45		$1.65

3 rd Quarter:	$0.02875		$0.02875

2 nd Quarter:		*		*

1st Quarter:		*		*

Calendar Year Ended December 31, 2008

4 th Quarter:		*		*

3 rd Quarter:		*		*

* We did not have a bid and ask price quoted for this time period.

The reported high and low bid prices for our Common Stock are shown above for the periods indicated. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not always represent actual transactions.

Dividends

There are no present material restrictions that limit the ability of the Registrant to pay dividends on common stock or that are likely to do so in the future. Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our Board of Directors (the “Board”). We presently intend to retain all earnings, if any, for use in our business operations and accordingly, the Board does not anticipate declaring any cash dividends for the foreseeable future. We have not paid any cash dividends on our Common Stock.

Holders of Common Equity

As of the date of this Annual Report, the Registrant has issued 20,000,006 shares of our Common Stock to 40 holders of record. The Registrant believes that it has more shareholders since many of its shares are held in “street” name. See also the “Security Ownership of Certain Beneficial Owners and Management” below for a table setting forth (a) each person known by us to be the beneficial owner of five percent (5%) or more of our Common Stock and (b) all directors and officers individually and all directors and officers as a group as of the date of this Report, after giving effect to the Exchange.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this Annual Report, we have no compensation plans (including individual compensation arrangements) under which the Registrant’s equity securities are authorized for issuance.

Purchases of Equity Securities by the Issuer and Affiliated Purhasers.

There were no purchases of equity securities by the Registrant or any of the Registrant’s affiliates during the fourth quarter of the fiscal year ended December 31, 2009.

Recent Sales of Unregistered Securities.

All unregistered equity securities sold by the Registrant during the fiscal year ended December 31, 2009 were previously disclosed in the Registrant’s Current Report on Form 8-K, filed on November 6, 2009.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the Company’s consolidated financial statements and the accompanying notes contained in this Annual Report. Information in this Item 7 is intended to assist the reader in obtaining an understanding of the consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the consolidated financial statements. This includes discussion of (i) Liquidity (ii) Capital resources (iii) Results of operations and (iv) Off-balance sheet arrangements, and any other information that would be necessary to an understanding of the company’s financial condition, changes in financial condition and results of operations.

Forward Looking Statements

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our consolidated financial statements and their related notes included in this Annual Report. This report contains forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Business Overview

The Company operates its business through its indirect wholly-owned subsidiary, Guanwei, which is located in Fuqing City, Fujian Province, PRC. Guanwei imports and recycles LDPE plastic scrap material into granular plastic for use in the manufacture of various consumer products, and is one of the largest manufacturers of recycled LDPE in China.

Critical Accounting Policies, Estimates and Assumptions

Accounting Principles

Our discussion and analysis of our financial condition and results of operations are based upon our audited condensed consolidated financial statements. These financial statements are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenditures, to disclose contingent assets and liabilities on the date of the financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. The most significant estimates and assumptions include revenues recognition, valuation of inventories and provisions for income taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Annual Report reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our audited consolidated financial statements:

(a)           Revenue Recognition

Revenue from sales of manufactured LDPE is recognized when persuasive evidence of an arrangement exists, delivery of the goods has occurred, customer acceptance has been obtained, which means the significant risks and ownership have been transferred to the customer, the price is fixed or determinable and collectability is reasonably assured.

Sales of scrap materials are recognized on the same basis as sales of LDPE.

Interest income is recognized on a time proportion basis, taking into account the principal amounts outstanding and the interest rates applicable.

(b)           Income taxes

The Company accounts for income and deferred tax under the provision of the Accounting Standards Codification 740 (“ASC 740”) “Income Taxes” (Formerly SFAS No. 109: “Accounting for Income Taxes”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. ASC 740 also requires the recognition of the future tax benefits of net operating loss carry forwards. A valuation allowance is established when the deferred tax assets are not expected to be realized within a reasonable period of time.

Effective January 1, 2007, the Company adopted ASC 740-10-25 “Income Taxes” (formerly FIN No. 48 “Accounting for Uncertainty in Income Taxes”. In accordance with ASC 740-10-25, the Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not have any such uncertain tax positions in 2009 and 2008.

Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net operating loss carry forwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income for the period that includes the enactment date.

(c)           Inventories

Inventories are stated at the lower of cost, on the first-in, first-out method, or market value. Costs include purchase and related costs incurred in bringing each product to its present location and condition. Market value is calculated based on the estimated normal selling price, less further costs expected to be incurred for disposal. Provision is made for obsolete, slow moving or defective items, where appropriate.

(d)           Recently Adopted Accounting Standards

Effective January 1, 2009, the Company adopted SFAS No. 141(R) (revised 2007) “Business Combination" regarding business combinations, which is now part of ASC 805 “Business Combination”. This guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. Also, the Company adopted guidance issued by the FASB regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance amended certain provisions of business combinations guidance related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted SFAS No. 165 “Subsequent Events” now codified as ASC 855-10 “Subsequent Events”, which establishes general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC 855-10 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance did not have any significant impact on the Company’s financial condition or results of operations.

Effective July 1, 2009, the Company adopted SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which is now part of ASC 105 “Generally Accepted Accounting Principles”. ASC 105 has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and provides that all such guidance carries an equal level of authority. The ASC is not intended to change or alter existing GAAP. The adoption of ASC 105 did not have any significant impact on the Company’s financial condition or results of operations.

(e)           New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, codified in ASC 810, which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of this new accounting guidance are effective for interim and annual reporting periods ending after November 15, 2009 and will become effective for the Company beginning in the first quarter of 2010. The Company does not expect the adoption of this guidance to have a significant effect on its consolidated financial position or results of operations.

In August 2009, the FASB issued the Accounting Standards Update (“ASU”) 2009-5, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value ("ASU 2009-5"). ASU 2009-5 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-5 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value. ASU 2009-5 is effective for interim and annual periods ending after October 3, 2009. The Company does not expect the adoption of ASU 2009-5 to have a material impact on its consolidated results of operations or financial position.

In September 2009, the FASB issued ASU 2009-13 “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Element Arrangements – a consensus of the FASB Emerging Issues Task Force”. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. ASU 2009-13 will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. The Company does not expect the adoption of this guidance to have a significant effect on its consolidated financial position or results of operations.

Results of Operations for the Fiscal Year Ended December 31, 2009 Compared To the Fiscal Year Ended December 31, 2008

The following table sets forth a summary of certain key components of our results of operations for the years indicated, in USD.

Revenues

	For The Fiscal Year Ended December 31,
	2009	2008	Change in %
Net Revenue	$47,263,803	$25,430,714	85.85%
Cost of Revenue	$36,830,700	$20,292,530	81.50%
Gross Profit	$10,433,103	$5,138,184	103.05%
Operating expenses	$1,575,041	$984,000	60.07%
Interest expenses	$67,247	$93,867	(28.36)%
Net income	$6,446,941	$3,189,581	102.13%

Our revenues are derived from the sales of recycled LDPE. We also derive a portion of our revenue from the sale of non-LDPE waste material.  Guanwei manufactures only recycled LDPE, but the purchased raw material generally contains approximately 8% of non-LDPE waste, such as PE, PP, or ABS.  Guanwei sorts and classifies this non-LDPE material and sells it to other recycled plastic manufacturers who use these products.

For the fiscal years ended December 31, 2009 and 2008, net revenue was $47,263,803 and $25,430,714, respectively, representing a 85.85% growth rate. The increase was primarily due to the increase in sales volume. Guanwei sold 39,076 tons of recycled LDPE in the fiscal year ended December 31, 2009, including some remaining 2008 inventory, representing an increase of 67.34% from 23,350 tons sold in 2008. Revenue generated from the sale of manufactured LDPE was $39,013,926 for the fiscal year ended December 31, 2009, as compared to $24,051,803 in 2008, representing an increase of 62.21%. Another contributor to the increase in net revenue was the direct sales of raw material out of Guanwei’s inventory, which Guanwei conducted during the first quarter of 2009. A total of 14,033 tons of raw material were sold, which generated $7,493,233 in revenue.

During the fiscal year ended December 31, 2009, Guanwei sold 3,910 tons of non-LDPE plastic waste, as compared to 4,920 tons sold in 2008, representing a decrease of 20.50%.  The decrease in the volume of sorted non-LDPE plastic sold during 2009 was due in part to Guanwei’s improved classification processing techniques, which result in increased extraction of LDPE material as compared to non-LDPE material. Revenue generated from the sales of sorted non-LDPE material decreased from $1,378,911 in 2008 to $756,644 in 2009, representing a decrease of 45.13%.  This was due to the decrease in selling price. The average selling price of sorted non-LDPE raw material dropped 31.07%, from approximately $280 per ton in 2008 to $193 per ton in the fiscal year ended December 31, 2009.

The decrease in revenue generated from sales of non-LDPE plastic waste partially offset the increase in total revenue.  However, it indicates a higher quality of raw material used to manufacture LDPE as the raw material contains a lower percentage of non-LPDE material as compared to LDPE.  The average selling price per ton of recycled LDPE is more than 4 times higher than that of non-LDPE plastic wastes sold by Guanwei.

Our revenue may be affected by the import quotas granted by the Ministry of Environmental Protection.  Guanwei has been approved for an import quota of 24,000 tons of plastic waste per year, and for a number of years, Guanwei has also been permitted to use the 35,000 tons per year import quota granted to Huan Li.  There can be no guarantee that Huan Li’s import quota will be available to us in the future. If we are unable to use Huan Li’s import quota or obtain the grant of import quota from the Ministry of Environment Protection, our revenue and results of operations would be materially adversely affected. Please refer to the section entitled “Risk Factors” herein for further information and other factors that may affect our revenue.

Other than as disclosed elsewhere in this Annual Report, we are unaware of any trends or uncertainties which have or which we reasonably expect to have a material impact on net sales or revenues from continued operations.

Cost of Revenue

Our cost of revenue primarily consists of the import costs of plastic waste. In the fiscal years ended December 31, 2009 and 2008, the cost of revenue was $36,830,700 and $20,292,530 respectively, representing 77.93% and 79.80% of net revenue, respectively. As our cost of revenue consists primarily of the purchase price of imported plastic waste, we have limited influence on such costs. The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions. In the fiscal year ended December 31, 2009, cost of revenue increased 81.50% from 2008.  This increase in cost of revenue is consistent with the increase in revenue generated of 85.85%.

In order to cut costs and increase profit margins, Guanwei focuses heavily on developing relationships with new suppliers and increasing the amount of high quality raw material purchased directly from European suppliers, as opposed to purchasing from a wholesaler.  Guanwei will continue to work on developing such relationships, and obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more bulk orders.

Gross Profit

Despite a 3.11% decrease in the average selling price of recycled LDPE, from $1,030 in 2008 to $998 in 2009, the gross profit for the fiscal year ended December 31, 2009 increased 103.05% to $10,433,103 as compared to $5,138,184 in 2008. During the fiscal year ended December 31, 2009, our gross profit margin increased to 22.07% from 20.20% in 2008. This increase in our gross profit margin is mainly due to the contribution from the decrease in raw material costs in 2009.

Operating Expenses

	For The Fiscal Year Ended December 31,
	2009	2008	Change in %
Operating expenses
- Sales & Marketing	$448,227	$357,745	25.29%
-G&A	$1,126,814	$626,255	79.93%
Total	$1,575,041	$984,000	60.07%

For the fiscal year ended December 31, 2009, operating expenses increased 60.07% from $984,000 in 2008 to $1,575,041 in 2009. The increase was primarily due to the increase of general and administrative expenses.

Sales and marketing expenses include transportation and courier costs and sales remunerations. In the fiscal year ended December 31, 2009, sales and marketing expenses increased 25.29% to $448,227, as compared to $357,745 in 2008. The increase in the sales and marketing expenses was primarily caused by the increase of transportation costs. Guanwei provides two alternative transportation options to customers: customers may either choose to pick up their products with their own vehicles, in which case Guanwei will deduct the transportation cost from the total sales price, or customers may choose to have Guanwei arrange delivery, in which case the transportation costs are categorized as operating expenses. Guanwei does not add any mark-up on the transportation cost. In the fiscal year ended December 31, 2009, total transportation costs were $270,529, representing an increase of 153.81% from $106,589 for the same period of 2008.  This is primarily due to the fact that Guanwei sold more material and because more customers are choosing to have Guanwei deliver the material.

The general and administrative expenses primarily consist of management remuneration, depreciation and amortization, employee welfare costs, and legal and professional fees.  During the fiscal year ended December 31, 2009, general and administrative expenses increased 79.93% to $1,126,814, as compared to $626,255 in 2008.  This increase was primarily due to the $347,489 increase in legal and professional fees incurred for the Share Exchange in November 2009 and legal and professional fees incurred in connection with the Registrant’s compliance and reporting obligations as a public company.

Net Income

During the fiscal year ended December 31, 2009, our net income increased from $3,189,581 in the fiscal year ended December 31, 2008 to $6,446,941 in 2009, representing an increase of 102.13%. Our net income increase is consistent with the 103.05% gross profit increase in 2009, which is slightly offset by the 60.07% increase in operating expenses.

In order to achieve a higher gross margin and net profit margin, the Company intends to enhance the manufacturing techniques and improve labor efficiency. Meanwhile, we plan to continue to strengthen our relationships with our major suppliers to obtain more favorable terms, and we will enhance management control over the general and administrative expenses.

Interest Income and Expense

Our interest income is generated by interest earned through deposits with banks and financial institutions and interest expenses are amounts we pay in interest with respect to our borrowings. Net interest expenses (interest expenses offset by interest income) were recorded at $67,247 in the fiscal year ended December 31 2009, representing a decrease of 28.36% from $93,867 in 2008. The decrease is primarily due to the decrease in primary interest rate during 2009 from 7.47% to 5.94%.

We support our operations with a combination of self-generated profit and limited amount of loans from banks and financial institutions. For the fiscal year ended December 31, 2009, we had one short-term loan of $1,420,579 from the Rural Credit Cooperatives Union, which matured on January 18, 2010. The interest rate on this loan was 5.94%.  The loan was fully repaid on January 14, 2010 and a new loan of same amount was obtained from Rural Credit Cooperatives Union on January 18, 2010 which will mature on January 20, 2011.

Inflation

We believe that inflation has had a negligible effect on operations over the past two fiscal years. However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for us. Further, as production increases, commodity inflationary pressures may increase, both in the plastic manufacturing industry and in the broader economy. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

Liquidity and Capital Resources

We generally finance our operations through operating profit and occasionally through short-term borrowings from banks and financial institutions. During the reporting periods, we arranged one short-term loan in 2009 of $1,420,579 which matured on January 18, 2010 to satisfy our financing needs.  The interest rate on this loan was 5.94% annually. The loan was fully repaid in January 2010 and a new loan for the same amount was obtained from the same lender, which will mature on January 20, 2011. As of the date of this Annual Report, we have not experienced any difficulties due to a shortage of capital, we have not experienced any difficulty in raising funds through loans from banks and financial institutions, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our loans when they come due.  We are unaware of any trends, demands, commitments events or uncertainties that will result or be likely to result in material changes in our liquidity.

We believe that the level of financial resources is a significant factor for our future development and accordingly, we may determine from time to time to raise capital through private debt or equity financing to strengthen the Company’s financial position, to expand our facilities and to provide us with additional flexibility to take advantage of business opportunities.  No assurances can be given that we will be successful in raising such additional capital on terms acceptable to us.

 The following table sets forth the summary of our cash flows, in USD, for the fiscal years ended December 31, 2009 and 2008:

	Year ended December 31,
	2009	2008
Net cash provided by operating activities	$10,932,156	$938,357
Net cash used for investing activities	$22,395	$33,954
Net cash used for financing activities	$(4,648,149)	$(1,436,435)
Effect of exchange rate changes on cash	$10,887	$90,384
Net increase (decrease) in cash and cash equivalents	$6,272,499	$(441,648)
Cash and cash equivalents at beginning of year	$1,029,710	$1,471,358
Cash and cash equivalents at end of year	$7,302,209	$1,029,710

            Operating activities

During the fiscal year ended December 31, 2009, we generated net cash from operating activities of $10,932,156, an increase of 1,065% from $938,357 in 2008. The increase is primarily due to a higher net income attributable to us of $3,257,360, and a net contribution from changes in working capital of $6,735,605. The net contribution from changes in working capital is mainly due to a decrease in inventories, which means less working capital was required, and associated VAT recoverable with such inventories, following our effort to lower inventory levels in early 2009.  This was partially offset by increased payment to lower accounts payable in 2009.

Investing Activities

During the fiscal year ended December 31, 2009, net cash used in investing activities was $22,395, a slight decrease as compared to $33,954 of net cash used in investing activities in 2008. The decrease is primarily attributable to lower capital expenditures in 2009.

Financing Activities

Cash used for financing activities for the fiscal year ended December 31, 2009 was $4,648,149, as compared to $1,436,435 net cash used for financing activities in 2008. The increase is primarily due to a dividend paid to the original shareholders of Guanwei in 2009 of $6,419,638. These shareholders include Chen Min, You Jianli, Chen Qijie and Gao Juguang, each of whom are directors of the Registrant.

We had one short-term loan of $1,420,579 from the Rural Credit Cooperatives Union as of December 31, 2009, which matured and was fully repaid in January 2010. A new loan for the same amount was obtained on January 18, 2010 from the same lender, which will mature on January 20, 2011.

Working Capital

Our working capital as of December 31, 2009 was $3,407,759, as compared to working capital of $2,276,910 as of December 31, 2008, representing an increase of 49.67%. The improved working capital is due to the $6,272,499 increase in cash and cash equivalents, a decrease of $8,688,508 in inventories, and a decrease of  $5,995,112 in accounts payable for the fiscal year ended December 31, 2009. This is primarily due to our efforts to decrease inventory levels and the related accounts payable levels.

We aim to continue to improve the level of working capital through the enhanced level of productivity and increased revenue and efficiently controlling costs.

Off-Balance Sheet Arrangements.

We do not have any outstanding derivative financial instruments, off balance sheet guarantees or interest rate swap transactions of foreign currency forward contracts.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-16 comprising a portion of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

On December 16, 2009, the Board of the Registrant, with the approval of the Audit Committee of the Board, dismissed Webb & Company, PA (“Webb”) as the independent auditors of the Registrant and engaged BDO Limited, an Independent Registered Public Accounting Firm (“BDO”), to serve as the Registrant’s independent auditors. BDO had previously served as independent auditors for Guanwei.

During the Registrant’s two most recent fiscal years and the subsequent interim period through the date Webb was dismissed, Webb did not advise the Registrant as to any reportable events as set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K and there were no disagreements between the Registrant and Webb on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Webb’s satisfaction, would have caused Webb to make reference to the subject matter of the disagreement in connection with its reports.

For more information regarding the change in accountants, please see the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009.

Item 9A. Controls and Procedures.

Disclosure controls and procedures

The Registrant’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Based upon such officers' evaluation of these controls and procedures as of the end of the period covered by this annual report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Registrant in this annual report is accumulated and communicated to management, including to the principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the polices or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that the Company’s internal controls over financial reporting was effective as of December 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of the Registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Registrant's registered public accounting firm pursuant to temporary rules of the SEC that permit the Registrant to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting.

           During our fiscal year 2009, there were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, positions and offices or employments for the past five years as of the date of this filing, of the Registrant’s executive officers and directors.

Name	Age	Position(s)	Experience
Chen Min	40	Chairman of the Board of Directors, Chief Executive Officer, President
Mr. Chen has served as the Registrant’s Chairman, Chief Executive Officer and President since November 2009.  He is the founder of Guanwei and has served as its Chief Executive Officer and Chairman of its Board of Directors since inception in 2005; from 1999 to 2005, Mr. Chen served as Chief Executive Officer and Chairman of the Board of Directors of Fuqing Huanli Plastic Corp. He holds a Bachelors degree in economics from Xiamen University.  Mr. Chen studied at both Japan Arsker College and Japan University and obtained degrees in economics, and obtained a Masters degree in innovative administration from Tsing Hua University in 2009. While in Japan, Mr. Chen completed a study of the advanced Japanese recycling business and upon returning to China in 1999, he established Gaoming Plastics Inc., a plastic recycling business.  Mr. Chen has been working since to expand the scale and level of recycling in China in a cost-efficient way.

Chen Qijie	42	Director
Mr. Qijie has served on the Board of Directors of the Registrant since November 2009 and has served as Vice General Manager of Guanwei since 2005; from 2002 to 2005, he served as Vice General Manager of Fuqing Huanli Plastic Corp., and prior to that, he worked as a sales representative and then sales manager at Fuqing Gaoming Plastics.  Mr. Qijie earned a diploma in chemistry from Fuzhou University.

You Jianli	47	Director
Mr. Jianli has served on the Board of Directors of the Registrant since November 2009 and has served as Workshop General Manager of Guanwei since 2005; prior to that, he worked with Mr. Chen at Gaoming Plastics Inc. Mr. You worked for a steel recycling company and plastic recycling and reuse companies in the 1990s.  He also served as Vice General Manager and General Manager of Fujian Yongchao Shoe Manufacture Corp. for 8 years, from 1997 to 2005. He earned a diploma in mechanical engineering from Fuzhou Mechanical College in 1983.

Gao Juguang	46	Director
Mr. Juguang has served on the Board of Directors of the Registrant since November 2009 and has served as Sales Director of Guanwei since 2005, and during that time, he has successfully developed over 200 client relationships for company in over 10 provinces. Prior to joining Guanwei, he served as Sales Manager of Fujian Zhenyun Plastics Corp., Fujian Yatong Plastics Corp. and Rongyin Plastics Corp. from 1997 to 2005. He earned a diploma in chemistry from Fuzhou University in 1982.

Wang Changzhu	36	Director
Mr. Changzhu has served on the Board of Directors of the Registrant since 2009.  He founded and has served as President and CEO of Shandong Rongchen Real Property Development Corp. since 2004.  He earned a Bachelors degree in business administration from Yokohama National University in 1995.

Wang Rui	39	Director
Mr. Rui has served on the Board of Directors of the Registrant since 2009.  In 2002, Mr. Rui founded and has served as President and CEO of Tianjin Yuanchuang Shuntian Architech Design & Consulting Inc.  He earned a Bachelors degree in English Literature from Tianjin Foreign Studies University in 1991 and a Bachelors degree in Business & Commerce from University of Tokyo in 1997.

Howard Barth	57	Director
Mr. Barth has served on the Board of Directors of the Registrant since 2009. Since 2005, he served as President, CEO and as a director of Yukon Gold Corp.,  Mr. Barth is currently a director of Nuinsco Resources Limited (a TSX listed exploration company), New Oriental Energy & Chemical Corp. (a NASDAQ listed company) and Orsus Xelent Technologies, Inc. (an AMEX-listed company).  He is also currently a director for Uranium Hunter Corporation (an OTC BB company).  Mr. Barth has operated his own public accounting firm in Toronto, Canada since 1985, and has over 26 years of experience as a certified accountant.  He is a member of the Canadian Institute of Chartered Accountants and the Ontario Institute of Chartered Accountants. He earned a Bachelors and Masters degree in accounting from York University.

Qin Jingshou	38	Director
Mr. Jingshou has served on the Board of Directors of the Registrant since 2009.  In 2000, he founded and has served as General Manager of Fuqing Yonghe Plastic & Rubbery Corp. inception.  Prior to that he spent 8 years working for various plastic companies in sales and marketing.  He earned a Bachelors degree in Mathematics from Fujian Normal University in 1993.

Yang Feng	40	Chief Financial Officer, Secretary, Treasurer
Mr. Yang has served as Chief Financial Officer, Secretary and Treasurer of the Registrant since November 2009.  He has served as Chief Financial Officer of Guanwei since 2009; from 2007 to 2009, he served as Chief Financial Officer of Xi’An Li Ao Technology Inc. From 2003 to 2006, he worked as the financial controller for China Diary Group Limited (CHDA, Singapore Securities Exchange listing) and served as the Chief Financial Officer for Xi'An Silver Bridge Bio-tech Corp. (a Singapore listing corp.) from 2001 to 2003. Mr. Yang is a certified public accountant in China and has over 18 years of accounting experience.  He earned a Bachelors degree in Accounting from China Northwest University.

Marshall Davis	40	President, CEO, Chairman of Board of Directors *
Marshall Davis served as President, Chief Executive Officer and Chairman of our Board of Directors from December 2006 until November 2009.  Mr. Davis was also President, Chief Executive Officer, and Chairman of the Board of Directors of MD Mortgage Corporation since its inception in 1999.  In such capacity, Mr. Davis was responsible for managing the day-to-day operations of the company as well as generating mortgages as a loan officer. Mr. Davis received his bachelors of arts from the University of Maryland in 1992 and is a licensed CPA.

* Mr. Davis resigned from his position as President and CEO of the Registrant effective on November 5, 2009 and he resigned from his position as Chairman of the Board of Directors effective on November 16, 2009.

Term of Office

The Registrant’s directors are appointed for a one-year term to hold office until the next annual general meeting of shareholders or until removed from office in accordance with the Registrant’s Bylaws. The Registrant’s officers are appointed by the Board and hold office until removed by the Board.   The Nominating and Corporate Governance Committee will consider nominees recommended by our shareholders.

Arrangements and Understandings

There are no arrangements and understandings between any officer or director of the Registrant and any other person pursuant to which the officer was selected to serve as an officer or to which the director was elected.

Audit Committee

The Registrant has a standing Audit Committee, which is currently comprised of the following directors of the Registrant: Howard S. Barth (Chair), Wang Rui and Wang Changzhu, each of whom is an independent director, as independence is currently defined in applicable SEC and NASDAQ rules.  The Audit Committee was established by the Board on December 4, 2009.  The Board has determined that Mr. Barth qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Barth’s level of knowledge and experience based on a number of factors, including his formal education and experience.

The Audit Committee is responsible for overseeing the Company’s corporate accounting, financial reporting practices, audits of financial statements and the quality and integrity of the Company’s financial statements and reports. In addition, the Audit Committee oversees the qualifications, independence and performance of the Company’s independent auditors. In furtherance of these responsibilities, the Audit Committee’s duties include the following: evaluating the performance of and assessing the qualifications of the independent auditors; determining and approving the engagement of the independent auditors to perform audit, review and attest services and performing any proposed permissible non-audit services; evaluating employment by the Company of individuals formerly employed by the independent auditors and engaged on the Company’s account and any conflicts or disagreements between the independent auditors and management regarding financial reporting, accounting practices or policies; discussing with management and the independent auditors the results of the annual audit; reviewing the financial statements proposed to be included in the Registrant’s Annual Report on Form 10-K; discussing with management and the independent auditors the results of the auditors’ review of the Company’s quarterly financial statements; conferring with management and the independent auditors regarding the scope, adequacy and effectiveness of internal auditing and financial reporting controls and procedures; and establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting control and auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee operates under the written Audit Committee Charter adopted by the Board in 2009, a copy of which may be obtained by writing the Chief Executive Officer of the Registrant at Guanwei Recycling Corp., c/o Fuqing Guanwei Plastic Industry Co. Ltd., Rong Qiao Economic Zone, Fuqing City, Fujian Province, People’s Republic of China 300500, attention: Chen Min, CEO.  A copy of the Audit Committee Charter is also available as an exhibit to the Current Report on Form 8-K filed by the Registrant on December 22, 2009.

Family Relationships

There are no family relationships by and between or among the members of the Board or other executives. None of the Registrant’s directors and officers are directors or executive officers of any company that files reports with the SEC except as set forth in the Biographies section above.

Legal Proceedings Involving Officers and Directors

During the past ten years, no officer or director of the Registrant, Chenxin or Guanwei has:

(1) Petitioned for bankruptcy under the Federal Bankruptcy laws or any state insolvency law or had a bankruptcy petition filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to such filing;

(2) Been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or of any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

(4) Been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

(5)  Been the subject of or party to any Federal or State judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or State securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(6) Been the subject of or party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Registrant’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Registrant believes that, during that past fiscal year, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met except as follows:

Number of Late Reports
Marshall Davis	1

Code of Ethics

The Registrant has adopted a Code of Business Conduct and Ethics that applies to the Chief Executive Officer, Chief Financial Officer, and other persons performing similar functions within the Company. We shall, without charge, provide to any person, upon request, a copy of the Code of Ethics for the Senior Financial Officers. All such requests should be mailed to: Guanwei Recycling Corp., c/o Fuqing Guanwei Plastic Industry Co. Ltd., Rong Qiao Economic Zone, Fuqing City, Fujian Province, People’s Republic of China 300500, attention: Chen Min, CEO.

As required by SEC rules, the Registrant will report within five business days the nature of any change or waiver of the Code of Ethics for Senior Financial Officers.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth compensation information concerning all cash and non-cash compensation awarded to, earned or paid to certain of all executive officers and other key employees of the Company who were serving as of the date of this Annual Report for services in all capacities during the last two (2) completed fiscal years ended December 31, 2009 and 2008. The following information includes the U.S. dollar value, based on the exchange rate of the RMB to USD on December 31, 2009, of bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Total ($)

Chen Min, CEO and Chairman (1)	2009 2008	5,272 5,272	5,272 5,272

Marshall Davis, CEO (2)	2009 2008	- -	- -

Chen Qije, Vice General Manager (3)	2009 2008	5,272 5,272	5,272 5,272

You Jianli, Workshop Manager (4)	2009 2008	5,272 5,272	5,272 5,272

Gao Juguang, Operation Manager (5)	2009 2008	5,272 5,272	5,272 5,272

You Jianming, Operation Manager (6)	2009 2008	5,272 5,272	5,272 5,272

Gao Fei, Vice Workshop Manager (7)	2009 2008	6,151 6,151	6,151 6,151

**
The columns for “Bonus,” “Stock Awards,” “Option Awards,” “Non-Equity Incentive Plan Compensation,” “Non-qualified Deferred Compensation Earnings,” and “All Other Compensation” have been omitted because they are not applicable.

(1)	Chen Min’s base salary for the fiscal years ended December 31, 2009 and 2008 was RMB 36,000, and RMB 36,000, respectively, or $5,272 and $5,272, respectively.

(2)	Marshall Davis resigned from his position as President and CEO of the Registrant effective November 5, 2009.

(3)	Chen Qijie’s base salary for the fiscal years ended December 31, 2009 and 2008 was RMB 36,000, and RMB36,000, respectively, or $5,272 and $5,272, respectively.

(4)	You Jianli’s base salary for the fiscal years ended December 31, 2009 and 2008 was RMB 36,000, and RMB36,000, respectively, or $5,272 and $5,272, respectively.

(5)	Gao Juguang’s base salary for the fiscal years ended December 31, 2009 and 2008 was RMB 36,000, and RMB36,000, respectively, or $5,272 and $5,272, respectively.

(6)	You You Jianming’s base salary for the fiscal years ended December 31, 2009 and 2008 was RMB 36,000, and RMB36,000, respectively, or $5,272 and $5,272, respectively.

(7)	Gao Fei’s base salary for the fiscal years ended December 31, 2009 and 2008 was RMB 42,000, and RMB42,000, respectively, or $6,151 and $6,151, respectively.

Each of the executive officers of the Company has entered into standard employment contracts with the Company, a form of which is incorporated as an exhibit to this Annual Report as Exhibit 10.5. The contracts have 3-year terms and are otherwise consistent with the standard form prescribed by the Fujian Labor and Social Security Administration. We have no stock option, retirement, pension or profit-sharing programs for the benefit of directors, officers or other employees, but the Registrant’s Board of Directors may recommend adoption of one or more such programs in the future.

None of the directors or officers have any stock options.

Executive Compensation

Our compensation program is designed to provide its executive officers with competitive remuneration and to reward their efforts and contributions to the Company. Elements of compensation for our executive officers include base salary and cash bonuses.

Before we set the base salary for our executive officers, we research the market compensation in the Fujian Province for executives in similar positions with similar qualifications and relevant experience, and add a premium as an incentive to attract high-level employees. Company performance does not play a significant role in the determination of base salary.

Cash bonuses may also be awarded to our executives on a discretionary basis at any time. Cash bonuses are also awarded to executive officers upon the achievement of specified performance targets, including annual revenue targets for the Company.

Director Compensation

The Registrant did not provide any compensation to its directors in the fiscal year ended December 31, 2009. We may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

Employment Agreements

We have a labor contract with each employee as required by law in the PRC. The labor contract mainly includes working content, contract period, working time, payment and other terms.

Benefit Plans

The Registrant has no stock option, retirement, pension or profit-sharing programs for the benefit of our directors, officers or other employees; however our Board may recommend the adoption of one or more such programs in the future.

In accordance with Chinese law, we offer a welfare program pursuant to which it pays pension, accident, medical, birth, job and house allowance payments for all contract employees.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not currently have any equity compensation plans.

Security Ownership of Certain Beneficial Owners

The following table sets forth each person known by us to be the beneficial owner of five percent (5%) or more of the Registrant’s Common Stock as of March 30, 2010. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner	Amount of Direct Ownership	Amount of Indirect Ownership	Total Beneficial Ownership	Percentage of Class (1)
Fresh Generation Overseas Limited (2) Rong Qiao Economic Zone Fuqing City Fujian Province, 300500 People’s Republic of China	12,000,000	–	12,000,000	60%

Security Ownership of Management

The following table sets forth the ownership interest in the Registrant’s Common Stock, as of March 30, 2010, of all directors individually and all directors and officers as a group. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner (3)	Amount of Direct Ownership	Amount of Indirect Ownership		Total Beneficial Ownership	Percentage of Class (1)
Chen Min, Chairman and CEO	–	3,264,000	(2)	3,264,000	16.3%
Chen Qijie, Director	–	2,184,000	(2)	2,184,000	10.9%
You Jianli, Director	–	4,368,000	(2)	4,368,000	21.8%
Gao Juguang, Director	–	2,184,000	(2)	2,184,000	10.9%
Wang Changzhu, Director	–	–		–	–
Wang Rui, Director	–	–		–	–
Howard Barth, Director	–	–		–	–
Qin Jingshou, Director	–	–		–	–
Yang Feng, Chief Financial Officer	–	–		–	–
ALL DIRECTORS AND OFFICERS AS A GROUP:		12,000,000		12,000,000	60%

(1)
Applicable percentage of ownership is based on 20,000,006 shares of Common Stock outstanding as of the date of this Annual Report, together with securities exercisable or convertible into shares of Common Stock within sixty (60) days of the date of this Report for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and insider trading regulations. The percentage computation is for form purposes only.

(2)
Chen Min, Chen Qijie, You Jianli and Gao Juguang previously owned all of the issued and outstanding shares of Fresh Generation Overseas Limited, the Registrant’s principal shareholder, in the following proportions: Chen Min (27.2%), You Jianli (36.4%), Chen Qijie (18.2%), Gao Juguang (18.2%). In November 2008, Chen Qijie, You Jianli and Gao Juguang transferred their interests in Fresh Generation Overseas Limited to Chen Min, as trustee, to hold such interests in trust for their benefit. Chen Qijie, You Jianli and Gao Juguang retain the power to direct Chen Min regarding how to vote or dispose of the shares held in trust.

Also in November 2008, Chen Min entered into a trust agreement with Bank Yu Po Fung, as trustee, to hold the shares of Fresh Generation Overseas Limited in trust for Chen Min. Chen Min retains investment and voting control over such shares, and accordingly he is the indirect beneficial owner of the shares of our Common Stock held by Fresh Generation Overseas Limited. However, by virtue of the first trust arrangement, Chen Qijie, You Jianli and Gao Juguang are also deemed to beneficially own the shares of the Registrant’s Common Stock held by Fresh Generation Overseas Limited in proportion to their respective interests in the trust assets.

(3)	Each beneficial owner has the same address as the Registrant.

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Registrant.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

Approval of Related Person Transactions

Our Code of Business Conduct and Ethics requires all of our personnel to be scrupulous in avoiding a conflict of interest with regard to our interests.  The code prohibits us from entering into a business relationship with an immediate family member, or with a company that the employee or immediate family member has a substantial financial interest unless such relationship is disclosed to, reviewed by and approved in advance by our Board.

Each of our directors and executive officers is required to complete an annual disclosure questionnaire and report all transactions with us in which they and their immediate family members had or will have  direct or indirect material interest with respect to us.  The Audit Committee reviews these questionnaires and, if the Audit Committee determines it necessary, it discusses any reported transactions with the entire Board.  The Audit Committee does not, however, have a formal written policy for approval or ratification of such transactions, and all such transactions are evaluated on a case-by-case basis.  If the Audit Committee believes a transaction is significant to the Company and raises particular conflict of interest issues, it will discuss it with our legal counsel, and if necessary, will engage its own legal and financial counsel to evaluate and approve the transaction.

Exchange Agreement (Change of Control)

On November 5, 2009, the Registrant acquired all of the issued and outstanding capital stock of Chenxin from Fresh Generation in exchange for the issuance to Fresh Generation of 12 million newly-issued shares of Common Stock pursuant to the terms of the Exchange Agreement. As a result of the Share Exchange, Fresh Generation beneficially owns sixty percent (60%) of the voting capital stock of the Registrant. All the shares of Fresh Generation are held in trust for Chen Min, the President, CEO and Chairman of the Board of Guanwei, and directors You Jianli, Chen Qijie, and Gao Juguang. Upon the execution of the Exchange Agreement, Marshall Davis resigned from each of his officer positions with the Registrant and Chen Min was appointed to serve as Chairman, Chief Executive Officer and President of the Registrant. Additionally, Yang Feng was appointed to serve as Chief Financial Officer, Secretary and Treasurer of the Registrant.

On November 6, 2009, the Registrant also filed with the SEC an Information Statement complying with Rule 14F-1 under the Exchange Act that describes a change in a majority of the Registrant’s Board that occurred in connection with the change of control of the Registrant that is described in the Current Report filed with the SEC on November 6, 2009. Upon the execution of the Exchange Agreement, Chen Min was appointed to the Board and ten (10) days following the mailing of such Information Statement to the shareholders of the Registrant, Mr. Davis’s resignation as a director became effective and the remaining seven directors were appointed to the Board (as described in Item 5.02 of the Registrant’s Current Report on Form 8-K filed November 6, 2009).

Purchase Agreement

Simultaneously with the consummation of the Share Exchange, Marshall Davis entered into a Stock Purchase Agreement with the Registrant pursuant to which Mr. Davis delivered to the Registrant 64,510,540 shares of the Registrant’s Common Stock held by him for cancellation. In consideration for those shares, the Registrant transferred to Mr. Davis of all the issued and outstanding capital stock of MD Mortgage.  At such time, MD Mortgage had no operations and nominal assets.

Dividend

In 2009, Chenxin and Guanwei paid dividends in the aggregate amount of $5,666,445 to Chen Min, You Jianli, Chen Qijie and Gao Juguang, each of whom are directors of the Registrant. The dividend was declared in 2008, while Chen Min, You Jianli, Chen Qijie and Gao Juguang were shareholders of Guanwei and Chenxin, but the dividend payment was ratified at the annual shareholders meeting and board of directors meeting of Guanwei on March 11, 2009.

Director Independence

The following non-employee directors of the Registrant are independent pursuant to NASDAQ rules and the rules of the Securities and Exchange Commission:

Howard Barth
Wang Rui
Wang Changzhu
Qin Jingshou

The following directors are not independent pursuant to Nasdaq rules and the rules of the Securities and Exchange Commission: Chen Min, Chen Qijie, You Jianli, and Gao Juguang.

Item 14. Principal Accounting Fees and Services.

Our independent accountant is BDO Limited. As reported in the Registrant’s Current Report on Form 8-K filed on December 22, 2009, the Registrant appointed BDO Limited as its independent accountant effective as of December 16, 2009. Our previous independent accountant was Webb & Company, PA (“Webb”). Set forth below are aggregate fees billed by BDO Limited and Webb & Company, PA for professional fees rendered for the audit and quarterly reviews of the Registrant’s financial statements included in the Company’s Forms 10-K and 10-Q for fiscal years ended December 31, 2009 and 2008.

AUDIT FEES

During the period beginning January 1, 2009 through December 16, 2009, the fees paid to Webb were $13,597.  From December 16, 2009 through December 31, 2009, fees paid to BDO Limited were $98,000 and $194,500 in connection with the audit of the Company’s annual consolidated financial statements for the fiscal year 2009 and the professional services rendered in connection with preparing the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2009, respectively. During the fiscal year ended December 31, 2008, the fees for Webb were $20,733.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements during fiscal 2009 and 2008.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 for fiscal 2009 and 2008.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2009 and 2008 were $0.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee has delegated pre approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. None of the services described above in this Item 14 were approved in advance by the Audit Committee during the fiscal year ended December 31, 2009.

Principal Accountant’s Engagement to Audit

The percentage of hours expended on the principal accountant’s engagement to audit the Registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

Item 15.  Exhibits.

(a)          Financial Statements

Our financial statements as set forth in the Index to Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b)          Exhibits

EXHIBIT NO.	DESCRIPTION

2.1	Share Exchange Agreement, by and between the Registrant, Chenxin and Fresh Generation, dated November 5, 2009 (1)

2.2	Plan of Merger, adopted by the Registrant’s Board on December 4, 2009 (3)

3.1	Articles of Incorporation of the Registrant, dated December 13, 2006. (2)

3.2	Bylaws of the Registrant (2)

3.3	Certificate of Amendment to Articles of Incorporation of the Registrant, dated January 28, 2008 (2)

3.4	Articles of Merger, filed with the Secretary of State of the State of Nevada on December 16, 2009 (3)

3.5	Certificate of Incorporation of Chenxin (1)

3.6	Memorandum and Articles of Association of Chenxin (1)

3.7	Articles of Association of Guanwei (1)

3.8	Enterprise Business License of Guanwei, dated December 27, 2007 (1)

3.9	Enterprise Business License of Guanwei, dated December 23, 2008 (1)

9.1	Declaration of Trust, between Yu Banks Po Fung and Chen Min, dated November 28, 2009 (4)

10.1	Share Exchange Agreement and Stock Purchase between the Registrant and MD Mortgage Corp., dated January 15, 2007 (2)

10.2	Asset Transfer Agreement, between Fuqing State-Owned Assets Management & Investment Corp. and Guanwei, dated January 11, 2006 (1)

10.3	Land Use Certificate, issued by the Ministry of State-Owned Land Resources of the People’s Republic of China to Guanwei, dated November 8, 2006 (1)

10.4	Audit Report and Certificate, issued by Tuv Rheinland Cert. gmbH to Guanwei (1)

10.5	Form of Employment Contract (1)

10.6	Stock Purchase Agreement, between the Registrant and Marshall Davis, dated November 5, 2009 (1)

10.7	Indemnity Agreement by and between Chenxin, Fresh Generation, and Marshall Davis, dated November 5, 2009 (1)

10.8	Maximum Amount Loan with Pledge Contract, dated January 17, 2008 between Guanwei and Fuqing Rural Credit Cooperative Union (1)

14.1	Code of Business Conduct and Ethics (3)

16.1	Letter from Webb & Company, PA, dated December 16, 2009 (3)

21.1	List of Subsidiaries of the Registrant (1)

23.1	Consent of BDO Limited (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO) (4)

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO) (4)

32.1	Section 1350 Certification (CEO) (4)

32.2	Section 1350 Certification (CFO) (4)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-149013), filed on February 1, 2008.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2009.
(4)	Filed herewith.

GUANWEI RECYCLING CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2009

BDO

Tel : +852 2541 5041
Fax: +852 2815 2239
www.bdo.com.hk

25th Floor Wing On Centre
111 Connaught Road Central
Hong Kong

電話：+852 2541 5041
傳真：+852 2815 2239
www.bdo.com.hk

香港干諾道中111號
永安中心25樓

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Guanwei Recycling Corp. (the "Company") as of December 31, 2009 and 2008 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guanwei Recycling Corp. at December 31, 2009 and 2008, and the results of its operations and its cash flows for the year ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

BDO Ltd

BDO Limited
Hong Kong, March 30, 2010

BDO Limited
德豪會計師事務所有限公司

BDO Limited, a Hong Kong limited company, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

GUANWEI RECYCLING CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	As of December 31,
	2009	2008
ASSETS:

Current assets:
Cash and cash equivalents	$7,302,209	$1,029,710
Accounts receivable	4,181	68,972
Account due from director	1,290	19,904
Prepayments and other current assets	638,425	1,455,225
Income tax recoverable	-	16,449
Inventories	6,809,865	12,975,877
Total current assets	14,755,970	15,566,137

Property, plant and equipment, net	4,611,784	4,968,798
Land use right, net	655,295	667,000
Total Assets	$20,023,049	$21,201,935

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Short term borrowings	$1,420,579	$-
Accounts payable	8,685,324	12,157,940
Dividends payable to Original Shareholder	-	757,456
Accrued expenses and other payables	429,124	373,831
Amount due to shareholder	352,489	-
Income tax payable	460,695	-
Total current liabilities	11,348,211	13,289,227

Commitments and contingencies	-	-

Equity:
Shareholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 20,000,006 shares and 12,000,000 shares issued and outstanding, respectively	20,000	12,000
Additional paid-in capital	1,234,133	1,297,923
PRC statutory reserves	805,483	802,428
Retained earnings	5,908,232	5,127,736
Accumulated other comprehensive income	706,990	672,621
Total Shareholders’ equity	8,674,838	7,912,708

Total liabilities and shareholders’ equity	$20,023,049	$21,201,935

The accompanying notes form an integral part of these consolidated financial statements

GUANWEI RECYCLING CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)

	Year Ended December 31,
	2009	2008

Net Revenue	$47,263,803	$25,430,714

Cost of Revenue	36,830,700	20,292,530
Gross profit	10,433,103	5,138,184

Selling and administrative expenses	1,575,041	984,000
Income from operations	8,858,062	4,154,184

Interest income	11,422	6,797
Interest expenses	(78,669)	(100,664)
Exchange (loss) gain, net	(28,843)	232,998
Income before income taxes	8,761,972	4,293,315

Income taxes	2,315,031	1,103,734

Net income	$6,446,941	$3,189,581

Comprehensive Income:

Net income	$6,446,941	$3,189,581

Other comprehensive income
- Foreign currency translation adjustments	34,369	304,272

Comprehensive income	$6,481,310	$3,493,853

Earnings per share attributable to shareholders of Guanwei Recycling Corp. – basic and diluted	$0.49	$0.27

Weighted average number of share of common stock used in computing basic and diluted earnings per share	13,249,315	12,000,000

The accompanying notes form an integral part of these consolidated financial statements

GUANWEI RECYCLING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in U.S. dollars)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	PRC	Retained	Comprehensive	Total
	Shares	Amount	Capital	Reserves	Earnings	Income	Equity
Balance as of January 1, 2008	12,000,000	$12,000	$1,297,923	$523,099	$2,182,385	$368,349	$4,383,756
Net income	-	-	-	-	3,189,581	-	3,189,581
Foreign currency translation adjustments	-	-	-	35,099	-	304,272	339,371
Transfer of reserve	-	-	-	244,230	(244,230)	-	-
Balance as of December 31, 2008	12,000,000	$12,000	$1,297,923	$802,428	$5,127,736	$672,621	$7,912,708
Net income	-	-	-	-	6,446,941	-	6,446,941
Dividends to Original Shareholders	-	-	-	-	(5,666,445)	-	(5,666,445)
Reverse acquisition of Hongkong Chenxin International Development Limited	8,000,006	8,000	(63,790)	-	-	-	(55,790)
Foreign currency translation adjustments	-	-	-	3,055	-	34,369	37,424
Balance as of December 31, 2009	20,000,006	$20,000	$1,234,133	$805,483	$5,908,232	$706,990	$8,674,838

 The accompanying notes form an integral part of these consolidated financial statements

GUANWEI RECYCLING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Year Ended December 31,
	2009	2008

Cash flows from operating activities:
Net income	$6,446,941	$3,189,581

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation of property, plant and equipment	394,494	388,739
Amortization of land use right	14,230	13,972
Loss on disposal of property, plant and equipment	3,522	8,701

Changes in operating assets and liabilities:
Accounts receivable	64,982	95,773
Amount due from director	18,664	54,312
Prepayments and other current assets	821,155	(1,277,356)
Inventories	6,205,707	(8,287,451)
Accounts payable	(3,540,557)	7,405,560
Accrued expenses and other payables	26,341	(397,099)
Income tax payable	476,677	(256,375)
Net cash provided by operating activities	10,932,156	938,357

Cash flows from investing activities:
Purchase of property, plant and equipment	(24,548)	(44,153)
Proceeds from disposal of property, plant and equipment	2,048	10,199
Cash acquired from the Share Exchange Transaction	105	-
Net cash used for investing activities	(22,395)	(33,954)

Cash flows from financing activities:
Advance from shareholder	352,489	-
Advance (Repayment) of bank borrowings	1,419,000	(1,436,435)
Dividends paid to Original Shareholders	(6,419,638)
Net cash flows used for financing activities	(4,648,149)	(1,436,435)

Effect of exchange rate change on cash and cash equivalents	10,887	90,384

Net increase (decrease) in cash and cash equivalents	6,272,499	(441,648)

Cash and cash equivalents at the beginning of year	1,029,710	1,471,358
Cash and cash equivalents at the end of year	$7,302,209	$1,029,710

Supplemental disclosure of cash flow information:
Interest received	$11,422	$6,797
Interest paid	78,669	100,664
Income taxes paid	1,838,354	1,360,108

The accompanying notes form an integral part of these consolidated financial statements

GUANWEI RECYCLING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

1       Organization, Nature of Business and Basis of Presentation

The consolidated financial statements consist of the financial statements of Guanwei Recycling Corp. (the “Registrant”), Hongkong Chenxin International Development Limited (“Chenxin”) and Fuqing Guanwei Plastic Industry Co. Ltd. (“Guanwei”, and together with the Registrant and Chenxin, hereafter referred to as the “Company”).

On November 5, 2009, the Registrant (formerly known as MD Holdings Corp.), which was incorporated on December 13, 2006 in the State of Nevada, entered into a Share Exchange Agreement with Fresh Generation Overseas Limited, a British Virgin Islands corporation (“Fresh Generation”) and Chenxin, then a wholly-owned subsidiary of Fresh Generation. Under the Share Exchange Agreement, the Registrant issued 12,000,000 shares of its common stock to Fresh Generation in exchange (the “Share Exchange”) for all of the issued and outstanding capital stock of Chenxin. The closing of the Share Exchange occurred on the same day.

Prior to the closing of the Share Exchange, the Registrant effectuated a 3.5 for 1 forward stock split (the “Forward Split”). The number of shares of authorized common stock and the par value did not change as a result of the Forward Split. The record date for determining the shareholders entitled to receive the Forward Split shares was November 2, 2009. The consummation of the Forward Split did not result in a change in the relative equity position or voting power of the shareholder of the Registrant. The Forward Split resulted in the increase in the number of shares of common stock issued and outstanding to 72,510,141.

As a condition to the closing of the Share Exchange, an aggregate of 64,510,140 shares of the Registrant’s common stock held by Marshall Davis, the Registrant’s principal stockholder immediately prior to the closing, were cancelled immediately prior to closing.  Prior to the closing of the Share Exchange and the cancellation of shares stated above, the Registrant had a total of 8,000,006 shares of common stock issued and outstanding.  As a result of the Share Exchange, Chenxin became the Registrant’s wholly-owned subsidiary and Fresh Generation became the holder of 12,000,000 shares (approximately 60%) of the Registrant’s Common Stock. Upon the closing of this transaction, the Registrant’s primary business operations are those of Chenxin.  Shortly after the closing, the Registrant changed its name to Guanwei Recycling Corp.

Chenxin was incorporated in Hong Kong on September 29, 2008. Guanwei was incorporated in Fuzhou city, Fujian Province, PRC on April 9, 2005 as a wholly domestic-owned enterprise with an operating period up to April 8, 2055.  The sole shareholder of Fresh Generation is a Canadian resident, who holds Fresh Generation’s shares by a trust on behalf of Chen Min, You Jianli, Chen Qijie and Gao Juguang, each of whom are directors of the Registrant (the “Original Shareholders”).

Upon its establishment, Guanwei was owned by the Original Shareholders. Prior to November 22, 2008, Chenxin had minimal assets and no operations. On November 22, 2008, Chenxin entered into an agreement of Plan of Reorganization (the “Plan”) with the Original Shareholders, pursuant to which Chenxin issued 10,000 shares of common stock to the Original Shareholders in exchange of 100% of the registered and fully paid up capital of Guanwei.  Upon the completion of this transaction on December 23, 2008, Guanwei became a wholly-owned foreign enterprise (“WOFE”) of Chenxin and this arrangement was approved by the relevant ministries of the PRC government. The ultimate controlling parties are the Original Shareholders both before and after the Plan, and their controls are not transitory.  The Plan therefore involved entities or businesses under common control, so merger accounting is considered as an appropriate accounting policy for this type of common control combination.

Upon the completion of the transactions on December 23, 2008 and November 5, 2009, the Registrant owned 100% of Chenxin, which owned 100% of Guanwei, the operating entity of the Registrant.  For financial reporting purposes, this transaction is classified as a recapitalization of Guanwei and the historical financial statements of Guanwei are reported as the Company’s historical financial statements.

The Company is organized as a single business segment and its principal activity is the manufacturing and distribution of LDPE and the sales of scrap materials, including plastic.

2             Summary of Significant Accounting Policies

(a)        Basis of Accounting and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with US GAAP, and include the financial statements of the Registrant and its wholly-owned subsidiaries.

In preparing the consolidated financial statements, all significant inter-company transactions and balances have been eliminated on consolidation.

GUANWEI RECYCLING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

2	Summary of Significant Accounting Policies – Continued

(b)      Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

(c)      Foreign Currency Translations and Transactions

The Company’s operations in the PRC use the local currency, RMB, as their functional currency, whereas amounts reported in the accompanying consolidated financial statements and disclosures are stated in US dollars, the reporting currency of the Company, unless stated otherwise.

As such, the Company uses the “Current rate method” to translate its PRC operations from RMB into US dollars (“USD” or “$”), as required under the Accounting Standards Codification (“ASC”) 830 “Foreign Currency Matters” (formerly SFAS No. 52, “Foreign Currency Translation” ). The assets and liabilities of its PRC operations are translated into USD using the rate of exchange prevailing at the balance sheet date. The capital accounts are translated at the historical rate. Adjustments resulting from the translation of the balance sheets of the Company’s PRC subsidiary, Guanwei, from RMB into USD are recorded in shareholders’ equity as part of accumulated comprehensive income. The statement of income and comprehensive income is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized in net income for the reporting periods. The statement of cash flows is translated at average rates during the reporting period, with the exception of issue of share and payment of dividends which are translated at historical rates.

(d)      Comprehensive Income

The Company has adopted ASC 220 “Comprehensive Income” (formerly SFAS No. 130, “Reporting Comprehensive Income” by the FASB). ASC 220 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income in the statement of income and comprehensive income.

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under US GAAP, are excluded from net income. For the Company, such items consist primarily of unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses. The changes in other comprehensive income of $34,369 and $304,272 for the years ended December 31, 2009 and 2008, respectively, are foreign currency translation adjustments.

(e)      Revenue Recognition

Revenue from sales of manufactured LDPE is recognized when persuasive evidence of an arrangement exists, delivery of the goods has occurred, customer acceptance has been obtained, which means the significant risks and ownership have been transferred to the customer, the price is fixed or determinable and collectability is reasonably assured.

Sales of scrap materials are recognized on the same basis as sales of LDPE.

Interest income is recognized on a time proportion basis, taking into account the principal amounts outstanding and the interest rates applicable.

(f)       Income taxes

The Company accounts for income and deferred tax under the provision of ASC 740 “Income Taxes” (Formerly SFAS No. 109: “Accounting for Income Taxes” ). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. ASC 740 also requires the recognition of the future tax benefits of net operating loss carry forwards. A valuation allowance is established when the deferred tax assets are not expected to be realized within a reasonable period of time.

GUANWEI RECYCLING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

2	Summary of Significant Accounting Policies - Continued

Effective January 1, 2007, the Company adopted ASC 740-10-25 “Income Taxes” (formerly FIN No. 48 “Accounting for Uncertainty in Income Taxes”. In accordance with ASC 740-10-25, the Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not have any such uncertain tax positions in 2009 and 2008.

Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net operating loss carry forwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income for the period that includes the enactment date.

(g)     Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit in banks and on hand, and highly liquid investments which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased.

(h)     Receivables and Other Assets

Receivables and other assets are recorded at their nominal values. Valuation allowances are provided for identified individual risks for these line items. If the loss of a certain part of the receivables is probable, valuation allowances are provided to cover the expected loss. Receivables are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have credit line policy to customers. The customers mainly make upfront payments for sales.

(i)      Inventories

Inventories are stated at the lower of cost, on the first-in, first-out method, or market value. Costs include purchase and related costs incurred in bringing each product to its present location and condition. Market value is calculated based on the estimated normal selling price, less further costs expected to be incurred for disposal. Provision is made for obsolete, slow moving or defective items, where appropriate.

(j)      Property, Plant and Equipment and Land Use Right

Property, plant and equipment and land use right are stated at cost less accumulated depreciation and amortization. Gains or losses on disposal are reflected in current operations. Major expenditures for betterments and renewals are capitalized. All ordinary repair and maintenance costs are expensed as incurred.

Land in the PRC is owned by the PRC government. The government in the PRC, according to PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be leasehold land and classified as land use right. They are amortized on a straight-line basis over the respective term of the right to use the land. The period for right to use the land was extended from 30 years to 50 years in 2008 by the PRC government. Depreciation of property, plant and equipment and amortization of land use right are computed using the straight-line method over the assets’ estimated useful lives as follows:

Land use right	Over 30 years prior to the extension of lease to 50 years and 50 years thereafter
Building	20 years
Leasehold improvements	Over terms of the leases or the useful lives, whichever is shorter
Plant and machinery	5 to 10 years
Furniture, fixtures and machinery	5 years
Motor vehicles	5 years

GUANWEI RECYCLING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

2	Summary of Significant Accounting Policies - Continued

(k)     Impairment

In accordance with ASC 360-10-35 “Impairment of Disposal of Long-lived Assets” (formerly SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”), long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.

The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the carrying amount of the assets. An impairment loss, if one exists, is then measured as the amount by which the carrying amount of the asset exceeds the discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value of such assets less costs to sell. Asset impairment charges are recorded to reduce the carrying amount of the long-lived asset that will be sold or disposed of to their estimated fair values. Charges for the asset impairment reduce the carrying amount of the long-lived assets to their estimated salvage value in connection with the decision to dispose of such assets.

The Company determined that there was no impairment of long-lived assets as of December 31, 2009 and 2008.

(l)      Basic and Diluted Earnings Per Share

In accordance with ASC 260 “Earnings Per Share” (formerly SFAS No. 128 “Earnings Per Share”), basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2009 and 2008, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

(m)    Related parties

Entities are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

(n)     Recently Adopted Accounting Standards

Effective January 1, 2009, the Company adopted SFAS No. 141(R) (revised 2007) “Business Combination" regarding business combinations, which is now part of ASC 805 “Business Combination”. This guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. Also, the Company adopted guidance issued by the FASB regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance amended certain provisions of business combinations guidance related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

GUANWEI RECYCLING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

2	Summary of Significant Accounting Policies - Continued

Effective April 1, 2009, the Company adopted SFAS No. 165 “Subsequent Events” now codified as ASC 855-10 “Subsequent Events”, which establishes general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC 855-10 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance did not have any significant impact on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which is now part of ASC 105 “Generally Accepted Accounting Principles”. ASC 105 has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and provides that all such guidance carries an equal level of authority. The ASC is not intended to change or alter existing US GAAP. The adoption of ASC 105 did not have any significant impact on the Company’s financial condition or results of operations.

(o)	New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” codified in ASC 810 which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of this new accounting guidance are effective for interim and annual reporting periods ending after November 15, 2009 and will become effective for us beginning in the first quarter of 2010. The Company does not expect the adoption of this guidance to have a significant effect on its consolidated financial position or results of operations.

In August 2009, the FASB issued the Accounting Standards Update (“ASU”) 2009-5, Fair Value Measurements and Disclosures (Topic 820) Measuring liabilities at Fair Value ("ASU 2009-5"). ASU 2009-5 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-5 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value. ASU 2009-5 is effective for interim and annual periods ending after October 3, 2009. The Company does not expect the adoption of ASU 2009-5 to have a material impact on its consolidated results of operations or financial position.

GUANWEI RECYCLING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

2	Summary of Significant Accounting Policies - Continued

In September 2009, the FASB issued ASU 2009-13 “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Element Arrangements – a consensus of the FASB Emerging Issues Task Force”. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. ASU 2009-13 will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. The Company does not expect the adoption of this guidance to have a significant effect on its consolidated financial position or results of operations.

3        Revenue
	Year ended December 31,
	2009	2008

Sales of manufactured LDPE	$39,013,926	$24,051,803
Sales of raw materials	7,493,233	-
Sales of scrap materials	756,644	1,378,911
	$47,263,803	$25,430,714

4	Income Taxes

No provision for US or Hong Kong profits tax has been made as the Company has no assessable profit for tax purposes during the years.

The Company provides for PRC Enterprise Income Tax (“PRC - EIT”) at a rate of 25% (2008: 25%), after offsetting losses brought forward, if any, on the basis of its income for financial reporting purposes, adjusting for income and expense items which are not assessable or deductible for PRC-EIT.

	Year ended December 31,
	2009	2008
The provision of income taxes consists of:

Current tax expenses
PRC-EIT	$2,315,031	$1,103,734

The principal reconciling items from income tax computed at the statutory rate and at the effective income tax rate are stated as follows:

	Year ended December 31,
	2009	2008

Income before income taxes	$8,761,972	$4,293,315

Computed tax at PRC statutory rate of 25% (2008: 25%)	$2,190,493	$1,073,329

Valuation allowance	9,663	-
Non-deductible items	114,875	32,812
Others	-	(2,407)
	$2,315,031	$1,103,734

No provision for deferred taxation has been made in the consolidated financial statements as there were no significant temporary differences arising during each of the fiscal years ended December 31, 2009 and 2008 or as of the balance sheet dates.

GUANWEI RECYCLING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

4	Income Taxes – Continued

The Company has not provided deferred taxes on undistributed earnings attributable to its subsidiaries as they are to be permanently reinvested. On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by wholly-owned foreign enterprises (“WOFE”) prior to January 1, 2008 to foreign investors in 2008 will be exempt from withholding tax (“WHT”) while distribution of the profit earned by a WOFE after January 1, 2008 to its foreign investors shall be subject to WHT.

Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, the Company has not recorded any WHT on the cumulative amount of distributed and undistributed retained earnings of 2008 and 2009.

5        Inventories

	As of December 31,
	2009	2008

Raw materials	$5,571,535	$12,878,051
Work-in-progress	76,155	35,657
Finished goods	1,162,175	62,169
	$6,809,865	$12,975,877

6        Prepayments and Other Current Assets

	As of December 31,
	2009	2008

VAT recoverable	$355,294	$1,300,846
Prepayment and other receivables	283,131	154,379
	$638,425	$1,455,225

Pursuant to the Provisional Regulations of the PRC on Value Added Tax (“VAT”), and the implementation rules, all entities and individuals that are engaged in sale of goods are generally required to pay a VAT at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. VAT recoverable represents mainly the deductible VAT generated from purchases of imported regenerative plastic materials in excess of the output VAT generated by sales.

7        Property, Plant and Equipment

	As of December 31,
	2009	2008

Building	$4,687,160	$4,669,380
Leasehold improvement	421,124	419,527
Plant and machinery	702,858	687,091
Furniture, fixtures and office equipment	49,787	46,315
Motor vehicles	39,472	39,322
	5,900,401	5,861,635
Less: Accumulated depreciation	(1,288,617)	(892,837)
	$4,611,784	$4,968,798

GUANWEI RECYCLING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

7        Property, Plant and Equipment – Continued

Depreciation expense was $394,494 and $388,739 for the years ended December 31, 2009 and 2008, respectively.

A building with a carrying amount as of December 31, 2009 of $ 3,860,067 was pledged, along with the land use right discussed below, to secure the short-term borrowings.

8        Land Use Right, net

	As of December 31,
	2009	2008

Land use right	$730,454	$727,682
Less: Accumulated amortization	(75,159)	(60,682)
	$655,295	$667,000

Land use right with a carrying amount of $730,453 as of December 31, 2009 was pledged, along with a building discussed above, to secure the short-term borrowings. Amortization expense was $14,230 and $13,792 for the years ended December 31, 2009 and 2008, respectively.

In 2008, the land use right period was extended from 30 years to 50 years with the approval from PRC government. The amortization rate has been changed to 50 years since 2008.

9      Amount due from Directors

	As of December 31,
	2009	2008

Cash held by Chen Min, Director - Note (a)	$-	18,614
Share proceeds due from Yu Banks Po Fung, a director of Chenxin - Note (b)	1,290	1,290
	$1,290	$19,904

(a)              The balance represents cash held by Chen Min, a director of the Registrant, on behalf of the Company for daily operations. The amount was unsecured, interest free and repayable on demand, and fully repaid in the year.

(b)              The balance represents the outstanding cash contribution by Yu Banks Po Fung, a director of Chenxin, for the incorporation of Chenxin. The amount is unsecured, interest free and repayable on demand.

10	Short Term Borrowings

The short term loan as of December 31, 2009 bears interest at a fixed rate of 5.94% per annum with the maturity date on January 18, 2010, and is secured by the Company’s building and land use right. The loan was fully repaid on January 14, 2010, but the same amount was borrowed again on January 18, 2010.

11	Accrued Expenses and Other payables

Accrued expenses and other payables mainly represent VAT payable, deposits received from customers and accruals for operating expenses.

12	Dividends to Original Shareholders

In the fiscal year ended December 31, 2009, the Company declared dividends of $5,666,445 to the Original Shareholders and paid up all outstanding dividends payable prior to the closing of the Share Exchange.

GUANWEI RECYCLING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

13	PRC Reserves

Statutory Surplus Reserve Fund

Pursuant to applicable PRC laws and regulations, Guanwei is required to allocate at least 10% of its net income to the statutory surplus reserve fund until such funds reaches 50% of the subsidiary’s registered capital. The statutory surplus reserve fund can be utilized upon the approval by the relevant authorities, to offset accumulated losses or to increase registered capital, provided that such fund be maintained at a minimum of 25% of the registered capital. During the years ended December 31, 2009 and 2008, the Company transferred $0 and $244,230, respectively.

Statutory Public Welfare Fund

Pursuant to applicable PRC laws and regulations as applicable to PRC domestic-owned enterprise, Guanwei, the Company’s subsidiary in the PRC, is required to allocate certain amount of its net income to the statutory public welfare fund determined by the company. Guanwei ceased to allocate such fund since it became a foreign-owned enterprise in December 2008. The staff welfare fund can only be used to provide staff welfare facilities and other collective benefits to the employees. This fund is non-distributable other than upon liquidation of Guanwei.

14	Pension Plan

As stipulated by the rules and regulations in the PRC, Guanwei, the Company’s subsidiary in the PRC, contributes to the national retirement plans for its employees in the PRC. The subsidiary contributes approximately 20% of the basic salaries of its employees, and has no further obligations for the actual payment of pension or post-retirement benefits beyond the annual contributions. The state-sponsored retirement plans are responsible for the entire pension obligations payable to retired employees.

During the years ended December 31, 2009 and 2008, the aggregate contributions of the Company to the pension plan were approximately $109,000 and $110,000 respectively.

15	Risk, Uncertainties and Concentration

(i)	Nature of Operations

All of the Company’s operations are conducted in the PRC and are subject to various political, economic, and other risks and uncertainties inherent in this country. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

(ii)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.

As of December 31, 2009 and 2008, the Company had cash deposits of $7.3 million and $1.0 million placed with several banks and a financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts  with banks and financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in accounts  with banks and financial institutions.

(iii)	Concentration of Suppliers, Customers and Restriction of Import Quota

For the years ended December 31, 2009 and 2008, 89% and 86% of raw materials was purchased from three major suppliers, respectively.

The Company did not have customer concentration.  No one customer was responsible for more than 10% of the Company’s revenue in fiscal year 2009 and 2008.  Sales to our five largest customers accounted for approximately 16% and 8% of our net sales during the years ended December 31, 2009 and 2008, respectively.

In the PRC, import of regenerative plastic materials is controlled by import quota. The grant of import quota to the Company is subject to review and approval by the Ministry of Environmental Protection of the PRC annually. For the years ended December 31, 2009 and 2008 the Company obtained an import quota of 24,000 tons of regenerative plastic materials for each respective year (note 18).

GUANWEI RECYCLING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

15	Risk, Uncertainties and Concentration - Continued

(iv)	Foreign Exchange Risk

The Company operates in the PRC and purchases raw materials from overseas suppliers, and is exposed to foreign exchange risk arising from various currency exposures, primarily with respect to purchases in USD and Euros. Foreign exchange risk arises from committed and unmatched future commercial transactions, such as confirmed import purchase orders, recognized assets and liabilities in the PRC operations.

The Company does not enter into any hedging transactions in an effort to reduce exposure to foreign exchange risk.

(v)	Dependence of Import Quota from a Related Company

During the years ended December 31, 2009 and 2008, import of regenerative plastic materials were heavily dependent on the import quota granted by a related company, Fuqing Huan Li Plastics Company Limited or “Huan Li” (note 17). Although the Company has not experienced difficulties obtaining the import quota from Huan Li in the past, the Company cannot guarantee the grant of import quota will be successfully obtained from Huan Li in the future. If the Company fails to obtain the import quota from Huan Li, the Company may have to use domestically supplied plastic wastes for manufacturing. Domestic plastic wastes are typically poorly sorted, so utilizing the domestic raw materials would increase production costs.

16      Fair Value Disclosures of Financial Instruments

The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company’s accounts receivable, and short term borrowings as of December 31, 2009 and 2008 approximate fair value.

17	Related Party Transaction and Balance

During the years 2009 and 2008, the Company utilized the import quota of a related party, Huan Li, for importing regenerative plastic materials at no consideration.  Huan Li is considered to be a related party since Chen Min, an officer, director and shareholder of Guanwei and an officer and director of the Registrant, is also the Chief Executive Officer, Chairman of Board of Directors and  legal representative of Huan Li.

Chenxin International Limited, a shareholder of the Registrant, paid accrued expenses of $352,489 on behalf of the Registrant during the year ended December 31, 2009. The amount $352,489 was related to legal and professional fees paid by Chenxin on behalf of the Registrant and was outstanding as amount due to shareholder on the consolidated balance sheets as of December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUANWEI RECYCLING CORP.

Date: March 31, 2010	By:	/s/ Chen Min
Chen Min
Chief Executive Officer, Chairman of the Board, President
(Principal Executive Officer)

Date: March 31, 2010	By:	/s/ Yang Feng
Yang Feng
Chief Financial Officer, Secretary, Treasurer
(Principal Financial and Accounting Officer)

Date: March 31, 2010	By:	/s/ Chen Qijie
Chen Qijie
Director

Date: March 31, 2010	By:	/s/ You Jianli
You Jianli
Director

Date: March 31, 2010	By:	/s/ Gao Juguang
Gao Juguang
Director

Date: March 31, 2010	By:	/s/ Wang Changzhu
Wang Changzhu
Director

Date: March 31, 2010	By:	/s/ Wang Rui
Wang Rui
Director

Date: March 31, 2010	By:	/s/ Howard Barth
Howard Barth
Director

Date: March 31, 2010	By:	/s/ Qin Jingshou
Qin Jingshou
Director