Form 10-Q
period 2010-03-31
Guanwei Recycling Corp.
filed 2010-05-17
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53825

GUANWEI RECYCLING CORP.
 (Exact name of registrant as specified in its charter)
Nevada
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
Rong Qiao Economic Zone, Fuqing City Fujian Province, People’s Republic of China 350301 (Address of principal executive offices) (Zip Code)
86-591 8539 2532 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer			Accelerated filer	

Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes                       No ☒
As of May 14, 2010, the registrant had 20,000,006 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements.

GUANWEI RECYCLING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	March 31,	December 31,
	2010	2009
ASSETS:	(Unaudited)

Current assets:
Cash and cash equivalents	$10,281,911	$7,302,209
Accounts receivable	400,745	4,181
Account due from director	1,290	1,290
Prepayments and other current assets	853,669	638,425
Inventories	4,270,101	6,809,865
Total current assets	15,807,716	14,755,970

Property, plant and equipment, net	4,517,139	4,611,784
Land use right, net	651,915	655,295
Total Assets	$20,976,770	$20,023,049

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Short term borrowings	$1,420,975	$1,420,579
Accounts payable	6,643,983	8,685,324
Accrued expenses and other payables	851,855	429,124
Amount due to shareholder	400,689	352,489
Income tax payable	721,098	460,695
Total current liabilities	10,038,600	11,348,211

Equity:
Shareholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized,
20,000,006 shares and 12,000,000 shares issued and outstanding, respectively	20,000	20,000
Additional paid-in capital	1,290,028	1,234,133
PRC statutory reserves	805,483	805,483
Retained earnings	8,112,836	5,908,232
Accumulated other comprehensive income	709,823	706,990
Total shareholders’ equity	10,938,170	8,674,838

Total liabilities and shareholders’ equity	$20,976,770	$20,023,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
 (Expressed in U.S. dollars)

	Three Months Ended March 31,
	2010	2009

Net revenue	$9,494,226	$22,611,689

Cost of revenue	6,173,352	20,675,187
Gross profit	3,320,874	1,936,502

Operating expenses
Selling and marketing expenses	48,499	42,938
General and administrative expenses	322,956	185,900
	371,455	228,838

Income from operations	2,949,419	1,708,114

Interest income	8,252	1,014
Interest expenses	(20,160)	(14,263)
Income before income taxes	2,937,511	1,694,865

Income taxes	732,907	423,279

Net income	$2,204,604	$1,271,586

Comprehensive Income:

Net income	$2,204,604	$1,271,586

Other comprehensive income (loss)
- Foreign currency translation adjustments	2,833	(152,956)

Comprehensive income	$2,207,437	$1,118,630

Earnings per share attributable to shareholders of Guanwei Recycling Corp.
– basic and diluted	$0.11	$0.11

Weighted average number of share of common stock used in computing
basic and diluted earnings per share	20,000,006	12,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$2,204,604	$1,271,586

Adjustments to reconcile net income to net cash provided by
(used for) operating activities
Depreciation of property, plant and equipment	98,899	98,122
Amortization of land use right	3,562	3,553

Changes in operating assets and liabilities:
Accounts receivable	(396,508)	(42,445)
Amount due from director	-	18,638
Prepayments and other current assets	(215,057)	611,307
Inventories	2,541,306	11,763,795
Accounts payable	(2,015,076)	(8,842,531)
Accrued expenses and other payables	450,071	663,840
Income tax payable	260,238	423,278
Net cash provided by operating activities	2,932,039	5,969,143

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,984)	(8,084)
Net cash used for investing activities	(2,984)	(8,084)

Cash flows from financing activities:
Advance from shareholder	48,200	146,091
New bank borrowings	1,420,767	1,417,082
Repayment of bank borrowings	(1,420,767)	-
Dividends paid to Original Shareholders	-	(4,410,743)
Net cash flows generated from (used for) financing activities	48,200	(2,847,570)

Effect of exchange rate change on cash and cash equivalents	2,447	6,926

Net increase in cash and cash equivalents	2,979,702	3,120,415

Cash and cash equivalents at the beginning of period	7,302,209	1,029,710
Cash and cash equivalents at the end of period	$10,281,911	$4,150,125

Supplemental disclosure of cash flow information:
Interest received	$(8,252)	$(1,014)
Interest paid	20,160	14,263
Income taxes paid	472,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1	Summary of Significant Accounting Policies

Guanwei Recycling Corp. (the “Registrant”) operates through its wholly owned subsidiary Hongkong Chenxin International Development Limited (“Chenxin”), a company incorporated in Hong Kong, and Chenxin’s wholly owned subsidiary Fuqing Guanwei Plastic Industry Co., Limited, a company incorporated in Fuzhou city, Fujian Province, PRC on April 9, 2005 as a wholly domestic-owned enterprise with an operating period up to April 8, 2055 (“Guanwei”, and together with the Registrant and Chenxin, hereafter referred to as the “Company”). The Company is organized as a single business segment and is principally engaged in the manufacturing and distribution of low density polyethylene (“LDPE”) and the sales of scrap materials, including plastic.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our 2009 audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2009 is derived from our 2009 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

(a)	Basis of Consolidation

The condensed consolidated financial statements of the Company include the financial statements of the Registrant and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated on consolidation.

(b)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

(c)	Foreign Currency Translations and Transactions

The Company’s operations in the PRC use the local currency, RMB, as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in US dollars, the reporting currency of the Company, unless stated otherwise.

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

(d)	Revenue Recognition

Revenue from sales of manufactured LDPE is recognized when persuasive evidence of an arrangement exists, delivery of the goods has occurred, customer acceptance has been obtained, which means the significant risks and ownership have been transferred to the customer, the price is fixed or determinable and collectability is reasonably assured.

Sales of scrap materials are recognized on the same basis as sales of LDPE.

Interest income is recognized on a time proportion basis, taking into account the principal amounts outstanding and the interest rates applicable.

(e)	Income taxes

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

Effective January 1, 2007, the Company adopted ASC 740-10-25 “Income Taxes” (formerly FIN No. 48 “Accounting for Uncertainty in Income Taxes”. In accordance with ASC 740-10-25, the Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not have any such uncertain tax positions in the three months ended March 31, 2010 and 2009, and as of the balance sheet dates.

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

(f)	Inventories

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

(g)	Related parties

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

3	Revenue

	Three Months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Sales of recycled LDPE	$9,319,708	$14,989,893
Sales of raw materials	-	7,483,107
Sales of scrap materials	174,518	138,689
	$9,494,226	$22,611,689

4	Income Taxes

No provision for US or Hong Kong profits tax has been made as the Company has no assessable profit for tax purposes during the periods.

The Company provides for PRC Enterprise Income Tax (“PRC - EIT”) at a rate of 25% (2009: 25%), after offsetting losses brought forward, if any, on the basis of its income for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for PRC-EIT.

	Three Months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
The provision of income taxes consists of:
Current tax expenses
PRC-EIT	$732,907	$423,279

The principal reconciling items from income tax computed at the statutory rate and at the effective income tax rate are stated as follows:

	Three Months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Income before income taxes	$2,937,511	$1,694,865

Computed tax at PRC statutory rate of 25% (2009: 25%)	$734,378	$423,716
Non-deductible items	38,438	2,405
Others	(39,909)	(2,842)
	$732,907	$423,279

No provision for deferred taxation has been made in the consolidated financial statements as there were no significant temporary differences arising during each of the three months ended March 31, 2010 and 2009 or as of the balance sheet dates.

The Company has not provided deferred taxes on undistributed earnings attributable to its subsidiaries as they are to be permanently reinvested.  On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by wholly-owned foreign enterprises (“WOFE”) prior to January 1, 2008 to foreign investors will be exempt from withholding tax (“WHT”) while distribution of the profit earned by a WOFE after January 1, 2008 to its foreign investors shall be subject to WHT.

Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, the Company has not recorded any WHT on the cumulative amount of distributed and undistributed retained earnings.

5	Inventories

	March 31,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$3,920,835	$5,571,535
Work-in-progress	75,700	76,155
Finished goods	273,566	1,162,175
	$4,270,101	$6,809,865

6	Short Term Borrowings

The short term loan as of March 31, 2010 bears interest at a fixed rate of 5.94% per annum with the maturity date on January 20, 2011, and is secured by the Company’s building and land use right.

The short term loan as of December 31, 2009 bore interest at a fixed rate of 5.94% per annum and was secured by the Company’s building and land use right. The loan was fully repaid on January 14, 2010.

7	PRC Reserves

Statutory Surplus Reserve Fund

Pursuant to applicable PRC laws and regulations, Guanwei is required to allocate at least 10% of its net income to the statutory surplus reserve fund until such funds reaches 50% of the subsidiary’s registered capital. The statutory surplus reserve fund can be utilized upon the approval by the relevant authorities, to offset accumulated losses or to increase registered capital, provided that such fund be maintained at a minimum of 25% of the registered capital. During the three months ended March 31, 2010 and 2009, there were no transfers to the statutory surplus reserve fund.

Statutory Public Welfare Fund

Pursuant to applicable PRC laws and regulations as applicable to PRC domestic-owned enterprises, Guanwei, the Company’s subsidiary in the PRC, is required to allocate certain amount of its net income to the statutory public welfare fund determined by the company. Guanwei ceased to allocate such fund since it became a foreign-owned enterprise in December 2008. The staff welfare fund can only be used to provide staff welfare facilities and other collective benefits to the employees. This fund is non-distributable other than upon liquidation of Guanwei.

8	Pension Plan

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

During the three months ended March 31, 2010 and 2009, the aggregate contributions of the Company to the pension plan were approximately $24,000 and $30,000 respectively.

9	Risk, Uncertainties and Concentration

(i)	Nature of Operations

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

As of March 31, 2010 and December 31, 2009, the Company had cash deposits of $10.3 million and $7.3 million placed with several banks and a financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in accounts with banks and financial institutions.

(iii)	Concentration of Suppliers, Customers and Restriction of Import Quota

For the three months ended March 31, 2010 and 2009, 72% and 76% of raw materials was purchased from three major suppliers, respectively.

The Company did not have customer concentration. No one customer was responsible for more than 10% of the Company’s revenue in the three months ended March 31, 2010 and 2009. Sales to the Company’s five largest customers accounted for approximately 14% and 6% of net sales during the three months ended March 31, 2010 and 2009, respectively.

In the PRC, import of regenerative plastic materials is controlled by import quota. The grant of import quota to the Company is subject to review and approval by the Ministry of Environmental Protection of the PRC annually. For each of the fiscal years ended December 31, 2010 and 2009 the Company obtained an import quota of 24,000 tons of regenerative plastic materials (note 10).

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

(v)	Dependence of Import Quota from a Related Company

During the three months ended March 31, 2010 and 2009, import of regenerative plastic materials were heavily dependent on the import quota granted by a related company, Fuqing Huan Li Plastics Company Limited or “Huan Li” (note 10). Although the Company has not experienced difficulties obtaining the import quota from Huan Li in the past, the Company cannot guarantee the grant of import quota will be successfully obtained from Huan Li in the future. If the Company fails to obtain the import quota from Huan Li, the Company may have to use domestically supplied plastic wastes for manufacturing. Domestic plastic wastes are typically poorly sorted, so utilizing the domestic raw materials would increase production costs.

10	Related Party Transactions and Balance

During the three months ended March 31, 2010 and 2009, the Company was permitted to use, for no consideration, the import quota of a related party, Huan Li, for the import of regenerative plastic materials. Huan Li is considered to be a related party since Chen Min, the Chief Executive Officer and Chairman of the Board of Directors of the Registrant, is also the Chief Executive Officer, Chairman of Board of Directors and legal representative of Huan Li.

Chenxin International Limited, a shareholder of the Registrant, paid accrued expenses of $48,200 on behalf of the Registrant during the three months ended March 31, 2010. As of December 31, 2009 and March 31, 2010, the Company owed Chenxin International Limited $352,489 and $400,689, respectively, as shown on the consolidated balance sheets.

11	Subsequent Events

On May 3, 2010, the Company entered into a ten year supply agreement with TM Recycling GmbH, a German supplier, to purchase at least 10,000 tons per year of plastic waste, at prices to be determined on a monthly basis, for the duration of the agreement.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as otherwise indicated by the context, references in this Quarterly Report to “we”, “us”, “our” or the “Company” are to the consolidated businesses of Guanwei Recycling Corp. and its wholly-owned direct and indirect subsidiaries, Hongkong Chenxin International Development Limited, a Hong Kong limited company (“Chenxin”) and Fuqing Guanwei Plastic Industry Co. Ltd., a China limited company (“Guanwei”), except that references to “our common stock” or “our capital stock” or similar terms refer to the common stock, par value $0.001 per share, of Guanwei Recycling Corp., a Nevada corporation (the “Registrant”).  “China” or “PRC” refers to the People’s Republic of China.  References to “RMB” refer to the Chinese Renminbi, the currency of the primary economic environment in which the Company operates.

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the Company’s consolidated financial statements and the accompanying notes contained in this Quarterly Report. Information in this Item 2 is intended to assist the reader in obtaining an understanding of the consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the consolidated financial statements. This includes discussion of (i) Liquidity, (ii) Capital Resources, (iii) Results of Operations, and (iv) Off-Balance Sheet Arrangements, and any other information that would be necessary to an understanding of the company’s financial condition, changes in financial condition and results of operations.

Forward Looking Statements

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our consolidated financial statements and their related notes included in this Quarterly Report and the Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2009. This report contains forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Business Overview

The Company operates its business through its indirect wholly-owned subsidiary, Guanwei, which is located in Fuqing City, Fujian Province, PRC. Guanwei imports and recycles low density polyethylene (“LDPE”) plastic scrap material into granular plastic for use in the manufacture of various consumer products, and is one of the largest manufacturers of recycled LDPE in China. Guanwei is one of the few plastic recyclers in China to import primarily all of its raw materials (i.e. plastic waste) from foreign suppliers (primarily Germany) where the cost of processing plastic waste is significantly higher than in China. Guanwei’s products are sold to customers in a wide range of industries, including shoe manufacturing, architecture and engineering products, industrial equipment and supplies, and chemical and petrochemical manufacturing.

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

The Company’s corporate offices are located at Rong Qiao Economic Zone, Fuqing City, Fujian Province, People’s Republic of China, 350301.

Critical Accounting Policies, Estimates and Assumptions

Accounting Principles

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements. These financial statements are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenditures, to disclose contingent assets and liabilities on the date of the financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. The most significant estimates and assumptions include revenues recognition, valuation of inventories and provisions for income taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Quarterly Report reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our unaudited consolidated financial statements:

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

Effective January 1, 2007, the Company adopted ASC 740-10-25 “Income Taxes” (formerly FIN No. 48 “Accounting for Uncertainty in Income Taxes”. In accordance with ASC 740-10-25, the Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not have any such uncertain tax positions in the three months ended March 31, 2010 and 2009, and as of the balance sheet dates.

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

Results of Operations for the Three Months Ended March 31, 2010 Compared To the Three Months Ended March 31, 2009

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in USD.

	For The Three Months Ended March 31,
	2010	2009	Change in %
Net revenue	$9,494,226	$22,611,689	(58.01%)
Cost of revenue	$6,173,352	$20,675,187	(70.14%)
Gross profit	$3,320,874	$1,936,502	71.49%
Operating expenses	$371,455	$228,838	62.32%
Interest (income) and expenses, net	$11,908	$13,249	(10.12%)
Net income	$2,204,604	$1,271,586	73.37%

Net Revenue

The following table sets forth a summary of our net revenue by categories for the periods indicated, in USD.

	For The Three Months Ended March 31,
	2010	2009	Change in %
Sales of recycled LDPE
- manufactured	$9,319,708	$7,476,990	24.65%
- Purchased	-	7,512,903	(100.00%)
Re-sales of raw materials	-	7,483,107	(100.00%)
Sales of non- LDPE materials	174,518	138,689	25.83%
	$9,494,226	$22,611,689	(58.01%)

Our revenues are primarily derived from sales of recycled LDPE, raw materials and non-LDPE waste material. We manufacture recycled LDPE from plastic waste and occasionally also purchase recycled LDPE from other manufacturers for resale when market conditions justify doing so. The raw materials (i.e. plastic waste) we use in our operations generally contain approximately 8% of non-LDPE plastic waste, such as polyethylene terephthalate, polypropylene, or acrylonitrile butadiene styrene. We sort and classify this non-LDPE material and sell it to other recycled plastic manufacturers who use these products.

For the three months ended March 31, 2010, net revenue was $9,494,226, representing a 58.01% decrease from net revenue of $22,611,689 for the three months ended March 31, 2009. This sharp decrease was primarily caused by the fact that, unlike the first quarter of 2009, we did not sell any raw materials or purchased recycled LDPE during the first quarter of 2010.

In early 2009, the plastics industry experienced unfavorable trends and developments as a result of overall negative economic conditions, including the fallout surrounding the global financial markets. In response to the negative economic conditions and in light of the business risk created by the Company’s high inventory levels, during the three months ended March 31, 2009, the Company sold 14,033 tons of raw materials to other recycled plastic manufacturers, generating net revenue of $7,483,107. Following our continued inventory risk management efforts, inventory levels in 2010 were substantially lower than that at the end of 2009. Accordingly, there were no direct sales of raw materials during the first quarter of 2010.

During the three months ended March 31, 2009, we also took advantage of our diverse customer base to gain revenue by purchasing recycled LDPE from other recycled manufacturers for resale. During that period, the Company sold 7,927 tons of purchased recycled LDPE, generating net revenue of $7,512,903. The product quality of recycled LDPE purchased from other recycled plastic manufacturers was not sufficient to satisfy the Company’s high standards and the gross profit margin of such purchased recycled LDPE was low. Accordingly, the Company ceased its resale of purchased recycled LDPE in 2009. There were no sales of purchased recycled LDPE during the first quarter of 2010.

Revenue generated during the three months ended March 31, 2010 from the sale of manufactured recycled LDPE was $9,319,708, as compared to $7,476,990 for the same period of 2009, which represents an increase of 24.65%. This increase was due to an increase in both sales volume and selling price of recycled LDPE. Guanwei sold 8,870 tons of manufactured recycled LDPE in the three months ended March 31, 2010 – an increase of 13.00% from 7,849 tons sold in the corresponding period of 2009. The average selling price of manufactured recycled LDPE increased 10.28% from approximately $953 per ton in the three months ended March 31, 2009 to approximately $1,051 per ton in the same period in 2010.

Revenue generated from the sales of sorted non-LDPE material increased from $138,689 in the three months ended March 31, 2009 to $174,518 in the same period of 2010, representing an increase of 25.83%.  This was due to an increase in both sales volume and selling price. Guanwei sold 911 tons of sorted non-LDPE material in the three months ended March 31, 2010, representing an increase of 13.73% from 801 tons sold in the same period of 2009. The average selling price of sorted non-LDPE material increased 10.98% from approximately $173 per ton in the three months ended March 31, 2009 to approximately $192 per ton in the same period in 2010.

Our revenue may be affected by the import quotas granted by the Ministry of Environmental Protection.  Guanwei has been approved for an import quota of 24,000 tons of plastic waste per year, and for a number of years, Guanwei has also been permitted to use, at no cost, the 35,000 tons per year import quota granted to Fuqing Huan Li Plastics Company Limited (“Huan Li”). Chen Min, our Chief Executive Officer and Chairman of the Board, is also the Chief Executive Officer, Chairman of the Board and legal representative of Huan Li. There can be no guarantee that Huan Li’s import quota will be available to us in the future. If we are unable to use Huan Li’s import quota or obtain the grant of import quota from the Ministry of Environment Protection, our revenue and results of operations would be materially adversely affected. Please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for further information and other factors that may affect our revenue.

The Company is applying to the relevant government agencies for an increase in its import quota for plastic waste. Pre-approval for the application has already been received from the Development Council of the Fuqing Rongqiao Economic Zone Authority and the application has been forwarded for further processing to the General Administration of Quality Supervision, Inspection and Quarantine of the PRC, the General Administration of Customs of the PRC and the Ministry of Environmental Protection of the PRC. It is anticipated that the full approval process will take approximately one year. If successful, by the end of March 2011, the Company expects to add 150,000 tons to its current import quota of 24,000 tons.

Other than as disclosed elsewhere in this Quarterly Report, we are unaware of any trends or uncertainties which have or which we reasonably expect to have a material impact on net sales or revenues from continued operations.

Cost of Revenue

The following table sets forth a summary of our net revenue by categories for the periods indicated, in USD.

	For the Three Months Ended March 31, 2010	% of net revenue	For the Three Months Ended March 31, 2009	% of net revenue	Change in %

Costs of imported plastic waste for production	$6,173,352	65.02%	$7,174,348	31.73%	(13.95%)
Costs of imported plastic waste for direct sale	-	-	6,262,944	27.70%	(100.00%)
Costs of purchased recycled LDPE	-	-	7,237,895	32.01%	(100.00%
	$6,173,352	65.02%	$20,675,187	91.44%	(70.14%)

Our cost of revenue primarily consists of the costs of imported plastic waste raw materials, for production and direct sale, and costs of purchased recycled LDPE.

In the three months ended March 31, 2010 and 2009, our cost of revenue was $6,173,352 and $20,675,187, respectively, representing 65.02% and 91.44% of net revenue, respectively. The decrease is primarily due to the fact that there were no sales of raw materials and purchased recycled LDPE in the three months ended March 31, 2010 and the higher average cost of imported plastic waste used in production during the first quarter of 2009, as compared to the first quarter of 2010.

As discussed above, during the three months ended March 31, 2009, we sold raw materials to other recycled plastics manufacturers and purchased recycled LDPE from other recycled plastics manufacturers for resale. Because of our continued efforts to maintain lower inventory levels and our review of the profitability of purchased recycled LDPE, during the first quarter of 2010, we did not directly sell raw materials or purchase recycled LDPE for resale. Accordingly, the cost of revenue for the three months ended March 31, 2010 decreased significantly.

During the three months ended March 31, 2010 and 2009, our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material was $6,173,352 and $7,174,348 respectively, representing 66.24% and 95.95% of net revenue from sales of manufactured recycled LDPE and sorted non-LDPE material, respectively. The decrease in the percentage of cost to net revenue is primarily due to the combined effect of an increase in selling price and a relative decrease in material cost. The selling prices of manufactured recycled LDPE and sorted non-LDPE material increased 10.28% and 10.98%, respectively, as compared to prices during the same period of 2009. Additionally, the plastic waste used for production during the three months ended March 31, 2009 was primarily purchased at prices agreed upon before the global financial crisis in the latter half of 2008 and cost approximately $509 per ton, which is 12.86% higher than the average cost of $451 per ton for the same period of 2010.

Because our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material consist primarily of the purchase price of imported plastic waste for production, we have limited influence on such costs. The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions. Although the average cost of imported plastic waste actually used in Guanwei’s production decreased by 12.86% from the first quarter of 2009 to the first quarter of 2010, the average purchase price of imported plastic waste increased 52.36% from the first quarter of 2009 to the first quarter of 2010.

In order to reduce costs and increase profit margins, Guanwei focuses heavily on developing relationships with new suppliers and increasing the amount of high quality raw material purchased directly from European suppliers, as opposed to purchasing from a wholesaler.  Guanwei will continue to work on developing such relationships, and obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more bulk orders. In fact, in May 2010, Guanwei entered into a long-term supply arrangement with a German supplier to purchase at least 10,000 tons per year of plastic waste.

Gross Profit

The overall gross profit for the three months ended March 31, 2010 increased 71.49% to $3,320,874 as compared to $1,936,502 for the same period in 2009. During the three months ended March 31, 2010, our overall gross profit margin increased to 34.98% from 8.56% in the same period of 2009. The 33.03% period-over-period increase in overall gross margin was primarily attributable to the rebound in selling price of recycled LDPE and the decrease in cost of manufactured recycled LDPE and sorted non-LDPE material. This increase was partially offset by an approximate 6.61% period-over-period decrease in overall gross margin resulting from our cessation of sales of purchased recycled LDPE and raw materials in 2010.

Gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material during the three months ended March 31, 2010 increased $2,879,545 to $3,320,874, or 30.33% of net revenue, from $441,331 for the same period of 2009. The increase in gross profit was primarily the result of the increase in selling price and sales volume and the decrease in cost. During the three months ended March 31, 2010, the sales volume of manufactured recycled LDPE and sorted non-LDPE material increased 13.00% and 13.73% respectively, and their average selling prices increased 10.28% and 10.98% respectively. The average per-ton cost of production during the three months ended March 31, 2010 decreased 12.86% compared to the same period of 2009.

Gross profit from direct sales of raw material during the three months ended March 31, 2009 was $1,220,163 or 5.40% of net revenue. The Company considered the prevailing overall negative economic conditions and the high inventory risk it had in early 2009 and directly sold raw materials to other recycled plastics manufacturers in the three months ended March 31, 2009. Through the company’s continuous efforts on inventory risk management, by the first quarter of 2010 inventory levels had been substantially reduced. There were no direct sales of raw materials in the three months ended March 31, 2010.

Gross profit from sales of purchased recycled LDPE during the three months ended March 31, 2009 was $275,009 or 1.22% of net revenue. The Company considered the low quality of purchased recycled LDPE and the low profit margin contributed by such resales and decided to cease resale of purchased recycled LDPE in 2009. There were no sales of purchased recycled LDPE in 2010.

Operating Expenses

	For The Three Months Ended March 31,
	2010	2009	Change in %
Operating expenses
- Sales & Marketing	$48,499	$42,938	12.95%
- G&A	$322,956	185,900	73.73%
Total	$371,455	$228,838	62.32%

For the three months ended March 31, 2010, operating expenses were $371,455, representing an increase of 62.32% from $228,838 for the three months ended March 31, 2009. The increase was primarily due to an increase in general and administrative expenses.

Sales and marketing expenses include transportation and courier costs and sales remunerations. In the three months ended March 31, 2010, sales and marketing expenses increased 12.95% to $48,499, as compared to $42,938 for the same period in 2009. The increase was primarily caused by the increase of transportation costs. Total transportation costs for the three months ended March 31, 2010 and 2009 were approximately $8,704 and $0, respectively. This is primarily due to the fact that Guanwei sold more material and more customers are choosing to have Guanwei deliver the material.

General and administrative expenses primarily consist of management remuneration, depreciation and amortization, employee welfare costs, and legal and professional fees.  During the three months ended March 31, 2010, general and administrative expenses increased 73.73% to $322,956, as compared to $185,900 in the same period of 2009.  This increase was primarily due to the increase in legal and professional fees incurred in relation to compliance services after our share exchange transaction in November 2009 and our application for listing on NASDAQ. On April 12, 2010, our common stock was approved for listing on the NASDAQ Capital Market under the ticker symbol “GPRC.”

Net Income

During the three months ended March 31, 2010, our net income increased 73.37% to $2,204,604 from $1,271,586 for the same period of 2009. Our net income increase is consistent with the 71.49% increase in gross profits between the first quarters of 2010 and 2009.

In order to continue the increase in gross margin and net profit margin, we intend to focus on enhancing our manufacturing techniques and improving our labor efficiency. Additionally, we will continue to strengthen our relationships with our major suppliers to obtain more favorable terms, and we will enhance management control over the general and administrative expenses.

Interest Income and Expense

Our interest income is generated by interest earned on deposits with banks and financial institutions and interest expenses are amounts we pay in interest with respect to our borrowings. Net interest expenses (interest expenses offset by interest income) were recorded at $11,908 in the three months ended March 31 2010, representing a decrease of 10.12% from $13,249 in the same period of 2009. The decrease is primarily due to the increase in interest income as a result of the higher cash level in the three months ended March 31, 2010.

We support our operations with a combination of self-generated profit and limited amount of loans from banks and financial institutions. For the three months ended March 31, 2010, we had one short-term loan of $1,420,975 from the Rural Credit Cooperatives Union, which will mature on January 20, 2011. The interest rate on this loan is 5.94%.

Liquidity and Capital Resources

We generally finance our operations through operating profit and occasionally through short-term borrowings from banks and financial institutions. We arranged one short-term loan of $1,420,975 during the three months ended March 31, 2010 to satisfy our financing needs.  The interest rate on this loan is 5.94% annually and it will mature on January 20, 2011. As of the date of this Quarterly Report, we have not experienced any difficulties due to a shortage of capital, we have not experienced any difficulty in raising funds through loans from banks and financial institutions, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our loans when they come due.  We are unaware of any trends, demands, commitments events or uncertainties that will result or be likely to result in material changes in our liquidity.

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

 The following table sets forth the summary of our cash flows, in USD, for the three months ended March 31, 2010 and 2009:

	Three Months ended March 31,
	2010	2009
Net cash provided by operating activities	$2,932,039	$5,969,143
Net cash used for investing activities	$(2,984)	$(8,084)
Net cash provided by (used for) financing activities	$48,200	$(2,847,570)
Effect of exchange rate changes on cash	$2,447	$6,926
Net increase in cash and cash equivalents	$2,979,702	$3,120,415
Cash and cash equivalents at beginning of period	$7,302,209	$1,029,710
Cash and cash equivalents at end of period	$10,281,911	$4,150,125

Operating activities

During the three months ended March 31, 2010, we generated net cash from operating activities of $2,932,039, representing a decrease of 50.88% from $5,969,143 for the same period in 2009. This decrease is primarily due to the fact that we did not make any direct sales of raw materials in the first quarter of 2010, which was partially offset by the improvement in our operating results in the period.

During the three months ended March 31, 2010, our net income increased 73.37% to $2,204,604, as compared to $1,271,586 for the same period of 2009. The improvement is primarily due to increased sales of recycled LDPE and reduced raw materials costs in the first quarter of 2010.

The cash provided by change in net working capital during the three months ended March 31, 2010 decreased 86.4% to $624,974, as compared to $4,595,882 for the same period of 2009, due primarily to the drop in cash provided by decrease in inventories from $11,763,795 in the first quarter of 2009 to $2,541,306 in the first quarter of 2010. As discussed above, Guanwei sold raw materials directly from inventory in early 2009 to reduce its high inventory levels. Additionally, the decrease was partially offset by higher amounts of cash used to reduce accounts payable in early 2009. During the three months ended March 31, 2009, Guanwei used $8,842,531 to reduce accounts payable, compared to $2,015,076 used in the same period of 2010.

Investing Activities

During the three months ended March 31, 2010, net cash used in investing activities was $2,984, a decrease as compared to $8,084 in the same period of 2009. The decrease is primarily attributable to lower capital expenditure in the three months ended March 31, 2010.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2010 was $48,200, as compared to $2,847,570 net cash used for financing activities in the same period of 2009. The increase is primarily due to the fact that no dividends were paid in the three months ended March 31, 2010, which was partially offset by the fact that there was no increase in bank borrowings in the period. As disclosed in our Annual Report on Form 10-K, during the fiscal year ended December 31, 2009, we declared dividends of $5,666,445 to the original shareholders of Guanwei, $4,410,743 of which was paid in the three months ended March 31, 2009. The net cash generated by bank borrowings for the three months ended March 31, 2010 and 2009 are $0 and $1,417,082, respectively.

Working Capital

Our working capital as of March 31, 2010 was $5,769,116, as compared to a negative working capital of $2,010,239 as of March 31, 2009, representing an increase of $7,779,355 or 287%. The improved working capital is due to the $2,979,702 increase in cash and cash equivalents, a decrease of $4,504,352 in inventories, and a decrease of $4,005,929 in accounts payable for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. We aim to continue to improve the level of working capital through enhanced levels of productivity and increased revenue and efficiently controlling costs.

Following our continued efforts on inventory risk management, we managed to reduce our inventory levels as of March 31, 2010 to $4,270,101 as compared to $6,809,865 as of December 31, 2009. As a result, our accounts payable as of March 31, 2010 had decreased to $6,643,983 as compared to $8,685,324 as of December 31, 2009.

Accounts receivable as of March 31, 2010 increased to $400,745, as compared to $4,181 as of December 31, 2009. It is the Company’s practice to receive payments before making delivery. This increase is mainly due to the shortfall of payments of a few customers. These receivables were fully settled in April 2010.

Accrued expenses and other payables as of March 31, 2010 increased to $851,855, as compared to $429,124 as of December 31, 2009. The increase is primarily due to the higher value added tax payable following a substantial tax payment that was made at the end of 2009, and the higher accrual for legal and professional fees as a result of the Company’s share exchange transaction in November 2009 and its subsequent application for listing on NASDAQ.

Off-Balance Sheet Arrangements.

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees or interest rate swap transactions of foreign currency forward contracts.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.          Controls and Procedures.

Disclosure controls and procedures

The Registrant’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Based upon such officers' evaluation of these controls and procedures as of the end of the period covered by this quarterly report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Registrant in this quarterly report is accumulated and communicated to management, including to the principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

During the three months ended March 31, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings.

As of the date of this filing, there exist no legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject, that could reasonably be expected to have a material impact on the Registrant’s operations or finances.

Item 1A.       Risk Factors.

Not required for smaller reporting companies.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          (Removed and Reserved).

Item 5.          Other Information.

On May 3, 2010, Guanwei entered into a long-term supply agreement with TM Recycling GmbH, a leading German recycling company. Under the agreement, TM Recycling GmbH will provide Guanwei with at least 10,000 tons per year of plastic waste at prices to be determined on a monthly basis. The supply agreement has a term of 10 years and expires on April 30, 2020. A copy of the agreement is attached to this quarterly report as Exhibit 10.9.

Item  6.          Exhibits

(a)          Financial Statements

Our financial statements as set forth in the Index to Financial Statements included as Item 1 hereto are hereby incorporated by reference.

(b)          Exhibits

EXHIBIT NO.	DESCRIPTION

2.1	Share Exchange Agreement, by and between the Registrant, Chenxin and Fresh Generation, dated November 5, 2009 (1)

2.2	Plan of Merger, adopted by the Registrant’s Board on December 4, 2009 (3)

3.1	Articles of Incorporation of the Registrant, dated December 13, 2006. (2)

3.2	Bylaws of the Registrant (2)

3.3	Certificate of Amendment to Articles of Incorporation of the Registrant, dated January 28, 2008 (2)

3.4	Articles of Merger, filed with the Secretary of State of the State of Nevada on December 16, 2009 (3)

3.5	Certificate of Incorporation of Chenxin (1)

3.6	Memorandum and Articles of Association of Chenxin (1)

3.7	Articles of Association of Guanwei (1)

3.8	Enterprise Business License of Guanwei, dated December 27, 2007 (1)

3.9	Enterprise Business License of Guanwei, dated December 23, 2008 (1)

10.1	Share Exchange Agreement and Stock Purchase between the Registrant and MD Mortgage Corp., dated January 15, 2007 (2)

10.2	Asset Transfer Agreement, between Fuqing State-Owned Assets Management & Investment Corp. and Guanwei, dated January 11, 2006 (1)

10.3	Land Use Certificate, issued by the Ministry of State-Owned Land Resources of the People’s Republic of China to Guanwei, dated November 8, 2006 (1)

10.4	Audit Report and Certificate, issued by TÜV Rheinland Cert. GmbH to Guanwei (1)

10.5	Form of Employment Contract (1)

10.6	Stock Purchase Agreement, between the Registrant and Marshall Davis, dated November 5, 2009 (1)

10.7	Indemnity Agreement by and between Chenxin, Fresh Generation, and Marshall Davis, dated November 5, 2009 (1)

10.8	Maximum Amount Loan with Pledge Contract, dated January 17, 2008 between Guanwei and Fuqing Rural Credit Cooperative Union (1)

10.9	Sales Confirmation, dated May 3, 2010, between TM Recycling GmbH and Guanwei (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO) (4)

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO) (4)

32.1	Section 1350 Certification (CEO) (4)

32.2	Section 1350 Certification (CFO) (4)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-149013), filed on February 1, 2008.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2009.
(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUANWEI RECYCLING CORP.

Date: May 17, 2010	By:	/s/ Chen Min
Chen Min
Chief Executive Officer, Chairman of the Board, President
(Principal Executive Officer)

Date: May 17, 2010	By:	/s/ Yang Feng
Yang Feng
Chief Financial Officer, Secretary, Treasurer
(Principal Financial and Accounting Officer)