Form 10-Q
period 2010-06-30
Guanwei Recycling Corp.
filed 2010-08-16
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53825

GUANWEI RECYCLING CORP.
 (Exact name of registrant as specified in its charter)
Nevada	98-0669936
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
Rong Qiao Economic Zone, Fuqing City Fujian Province, People’s Republic of China 350301 (Address of principal executive offices) (Zip Code)

86-591 8539 2532 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer	☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

As of August 16, 2010, the registrant had 20,000,006 shares of its common stock issued and outstanding.

 TABLE OF CONTENTS

		PAGE
	PART I – FINANCIAL INFORMATION	3
Item 1.	Financial Statements.	3
	Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (Unaudited)	3
	Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Six Months Ended June 30, 2010 and June 30, 2009 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and June 30, 2009 (Unaudited)	5
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20
Item 4.	Controls and Procedures.	20

	PART II – OTHER INFORMATION	21
Item 1.	Legal Proceedings.	21
Item 1A.	Risk Factors.	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21
Item 3.	Defaults Upon Senior Securities.	21
Item 4.	(Removed and Reserved).	21
Item 5.	Other Information.	21
Item 6.	Exhibits.	21

	SIGNATURES	23

PART I – FINANCIAL INFORMATION
Item 1.                     Financial Statements.

GUANWEI RECYCLING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$10,447,264	$7,302,209
Accounts receivable	325,804	4,181
Amount due from director	1,290	1,290
Prepayments and other current assets	459,640	638,425
Inventories	2,666,769	6,809,865
Total current assets	13,900,767	14,755,970

Property, plant and equipment, net	4,441,997	4,611,784
Land use right, net	651,732	655,295
Total Assets	$18,994,496	$20,023,049

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Short term borrowings	$1,428,382	$1,420,579
Accounts payable	3,009,493	8,685,324
Accrued expenses and other payables	455,208	429,124
Amount due to shareholder	751,270	352,489
Income tax payable	676,775	460,695
Total current liabilities	6,321,128	11,348,211

Equity
Shareholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 20,000,006 shares and 12,000,000 shares issued and outstanding, respectively	20,000	20,000
Additional paid-in capital	1,290,028	1,234,133
PRC statutory reserves	805,483	805,483
Retained earnings	9,783,821	5,908,232
Accumulated other comprehensive income	774,036	706,990
Total shareholders’ equity	12,673,368	8,674,838

Total liabilities and shareholders’ equity	$18,994,496	$20,023,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
 (Expressed in U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net revenue	$9,116,737	$7,819,356	$18,610,963	$30,447,450

Cost of revenue	6,289,854	4,025,245	12,463,206	24,717,529
Gross profit	2,826,883	3,794,111	6,147,757	5,729,921

Operating expenses
Selling and marketing expenses	59,682	289,624	108,181	335,744
General and administrative expenses	396,208	200,390	719,164	384,313
	455,890	490,014	827,345	720,057

Income from operations	2,370,993	3,304,097	5,320,412	5,009,864

Interest income	8,576	700	16,828	1,714
Interest expenses	(21,626)	(21,527)	(41,786)	(35,788)
Income before income taxes	2,357,943	3,283,270	5,295,454	4,975,790

Income taxes	686,958	819,941	1,419,865	1,243,071

Net income	$1,670,985	$2,463,329	$3,875,589	$3,732,719

Comprehensive Income:

Net income	$1,670,985	$2,463,329	$3,875,589	$3,732,719

Other comprehensive income (loss)
- Foreign currency translation adjustments	64,213	113	67,046	8,401

Comprehensive income	$1,735,198	$2,463,442	$3,942,635	$3,741,120

Earnings per share attributable to shareholders of Guanwei Recycling Corp.
– basic and diluted	$0.09	$0.21	$0.20	$0.31

Weighted average number of share of common stock used in computing basic and diluted earnings per share	20,000,006	12,000,000	20,000,006	12,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities
Net income	$3,875,589	$3,732,719

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation of property, plant and equipment	198,159	196,746
Amortization of land use right	7,134	7,108
Loss on disposal of property, plant and equipment	-	2,692

Changes in operating assets and liabilities
Accounts receivable	(319,677)	62,962
Amount due from director	-	6,779
Prepayments and other current assets	181,957	1,153,148
Inventories	4,162,671	9,833,881
Accounts payable	(5,674,662)	(7,933,428)
Accrued expenses and other payables	50,296	106,179
Income tax payable	212,282	824,229
Net cash provided by operating activities	2,693,749	7,993,015

Cash flows from investing activities
Purchase of property, plant and equipment	(3,811)	(24,132)
Net cash used for investing activities	(3,811)	(24,132)

Cash flows from financing activities
Advance from shareholder	398,781	-
New bank borrowings	1,420,767	1,417,615
Repayment of bank borrowings	(1,420,767)	-
Dividends paid to Original Shareholders	-	(4,409,934)
Net cash flows generated from (used for) financing activities	398,781	(2,992,319)

Effect of exchange rate change on cash and cash equivalents	56,336	(2,739)

Net increase in cash and cash equivalents	3,145,055	4,973,825

Cash and cash equivalents at the beginning of period	7,302,209	1,029,710
Cash and cash equivalents at the end of period	$10,447,264	$6,003,535

Supplemental disclosure of cash flow information
Interest received	$16,828	$1,714
Interest paid	41,786	35,788
Income taxes paid	1,207,583	418,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1	Summary of Significant Accounting Policies

Guanwei Recycling Corp. (the “Registrant”) operates through its wholly owned subsidiary, Hongkong Chenxin International Development Limited (“Chenxin”), a company incorporated in Hong Kong, and Chenxin’s wholly owned subsidiary, Fuqing Guanwei Plastic Industry Co., Limited, a company incorporated in Fuzhou city, Fujian Province, PRC on April 9, 2005 as a wholly domestic-owned enterprise with an operating period up to April 8, 2055 (“Guanwei”, and together with the Registrant and Chenxin, hereafter referred to as the “Company”). The Company is organized as a single business segment and is principally engaged in the manufacturing and distribution of low density polyethylene (“LDPE”) and the sales of scrap materials, including plastic.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for annual financial statements are not included herein. In management’s opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our 2009 audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2009 is derived from our 2009 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

As such, the Company uses the “current rate method” to translate its PRC operations from RMB into US dollars (“USD” or “$”), as required under the Accounting Standards Codification (“ASC”) 830 “Foreign Currency Matters” (formerly SFAS No. 52, “Foreign Currency Translation” ). The assets and liabilities of its PRC operations are translated into USD using the rate of exchange prevailing at the balance sheet date. The capital accounts are translated at the historical rate. Adjustments resulting from the translation of the balance sheets of the Company’s PRC subsidiary, Guanwei, from RMB into USD are recorded in shareholders’ equity as part of accumulated comprehensive income. The statement of income and comprehensive income is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized in net income for the reporting periods. The statement of cash flows is translated at average rates during the reporting period, with the exception of issuance of shares and payment of dividends which are translated at historical rates.

(d)	Revenue Recognition

Revenue from sales of manufactured LDPE is recognized when persuasive evidence of an arrangement exists, delivery of the goods has occurred, and customer acceptance has been obtained, which means the significant risks and ownership have been transferred to the customer, the price is fixed or determinable and collectability is reasonably assured.

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

Effective January 1, 2007, the Company adopted ASC 740-10-25 “Income Taxes” (formerly FIN No. 48 “Accounting for Uncertainty in Income Taxes”). In accordance with ASC 740-10-25, the Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not have any such uncertain tax positions in the three months and six months ended June 30, 2010 and 2009, and as of the balance sheet dates.

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

3	Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales of recycled LDPE	$8,859,007	$7,657,122	$18,178,715	$22,649,780
Sales of raw materials	-	-	-	7,483,107
Sales of scrap materials	257,730	162,234	432,248	314,563
	$9,116,737	$7,819,356	$18,610,963	$30,447,450

4	Income Taxes

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

The provision of income taxes consists of current tax expense
PRC - EIT	$686,958	$819,941	$1,419,865	$1,243,071

The principal reconciling items from income tax computed at the statutory rate and at the effective income tax rate are stated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income before income taxes	$2,357,943	$3,283,270	$5,295,454	$4,975,790

Computed tax at PRC statutory rate of 25%	589,486	820,818	1,323,864	1,243,948
Non-taxable items		(877)		(877)
Non-deductible items	97,472		135,910	-
Others	-	-	(39,909)	-
	$686,958	$819,941	$1,419,865	$1,243,071

No provision for deferred taxation has been made in the consolidated financial statements as there were no significant temporary differences arising during each of the three months and six months ended June 30, 2010 and 2009 or as of the balance sheet dates.

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

Should the Company’s subsidiaries distribute all their profits generated after December 31, 2007, the aggregate withholding tax amount will be approximately $1,050,000 and $630,000 as of June 30, 2010 and December 31, 2009, respectively.

5	Inventories

	June 30,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$1,708,952	$5,571,535
Work-in-progress	75,616	76,155
Finished goods	882,201	1,162,175
	$2,666,769	$6,809,865

6	Short Term Borrowings

The short term loan as of June 30, 2010 bears interest at a fixed rate of 5.94% per annum with the maturity date on January 20, 2011, and is secured by the Company’s building and land use right.

The short term loan as of December 31, 2009 bore interest at a fixed rate of 5.94% per annum and was secured by the Company’s building and land use right. The loan was fully repaid on January 14, 2010.

7	PRC Reserves

Statutory Surplus Reserve Fund

Pursuant to applicable PRC laws and regulations, Guanwei is required to allocate at least 10% of its net income to the statutory surplus reserve fund until such funds reaches 50% of the subsidiary’s registered capital. The statutory surplus reserve fund can be utilized upon the approval by the relevant authorities, to offset accumulated losses or to increase registered capital, provided that such fund be maintained at a minimum of 25% of the registered capital. As Guanwei’s statutory surplus reserve fund had reached 50% of its registered capital, there were no appropriations to the statutory surplus reserve fund during the three months and six months ended June 30, 2010 and 2009.

Statutory Public Welfare Fund

Pursuant to PRC laws and regulations as applicable to PRC domestic-owned enterprises, Guanwei, the Company’s subsidiary in the PRC, is required to allocate a certain amount of its net income to the statutory public welfare fund determined by the company. Guanwei ceased to allocate such fund since it became a foreign-owned enterprise in December 2008. The staff welfare fund can only be used to provide staff welfare facilities and other collective benefits to the employees. This fund is non-distributable other than upon liquidation of Guanwei. During the three months and six months ended June 30, 2010 and 2009, the board of directors of Guanwei determined no appropriations to statutory public welfare fund.

8	Pension Plan

As stipulated by the rules and regulations in the PRC, Guanwei, the Company’s subsidiary in the PRC, contributes to the national retirement plans for its employees in the PRC. The subsidiary contributes approximately 20% of the base salaries of its employees, and has no further obligations for the actual payment of pension or post-retirement benefits beyond the annual contributions. The state-sponsored retirement plans are responsible for the entire pension obligations payable to retired employees.

During the three months ended June 30, 2010 and 2009, the aggregate contributions of the Company to the pension plan were approximately $23,000 and $26,000, respectively.

During the six months ended June 30, 2010 and 2009, the aggregate contributions of the Company to the pension plan were approximately $47,000 and $56,000, respectively.

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

As of June 30, 2010 and December 31, 2009, the Company had cash deposits of $10.4 million and $7.3 million placed with several banks and a financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in accounts with banks and financial institutions.

(iii)	Concentration of Suppliers, Customers and Restriction of Import Quota

For the three months ended June 30, 2010 and 2009, 89% and 100% of raw materials was purchased from three major suppliers, respectively.  For the six months ended June 30, 2010 and 2009, 93% and 100% of raw materials was purchased from three major suppliers, respectively.

The Company did not have customer concentration. No one customer was responsible for more than 10% of the Company’s revenue in the three months and six months ended June 30, 2010 and 2009.

In the PRC, import of regenerative plastic materials is controlled by import quota. The grant of import quota to the Company is subject to review and approval by the Ministry of Environmental Protection of the PRC annually. For the fiscal year ending December 31, 2010 and the fiscal year ended December 31, 2009 the Company obtained an import quota of 24,000 tons of regenerative plastic materials (note 10).

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

The Company does not enter into any hedging transactions in an effort to reduce exposure to foreign exchange risk.

10	Related Party Transactions and Balance

Chenxin International Limited, a shareholder of the Registrant, paid accrued expenses of $350,581 and $398,781 on behalf of the Registrant during the three months and six months ended June 30, 2010, respectively. These amounts were related to legal and professional fees paid by Chenxin International Limited on behalf of the Registrant and were outstanding as amount due to shareholder on the consolidated balance sheets as of June 30, 2010.

Chenxin International Limited is not a related party to Hongkong Chenxin International Development Limited, a wholly owned subsidiary of the Company.

11.	Subsequent Event

On July 7, 2010, Guanwei entered into a sales contract with Sunshine Handels & Consulting GmbH, a German supplier, to purchase at least 25,000 tons of plastic waste, at prices to be determined on a monthly basis, through June 2011.

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

The Company is organized as a single business segment and is committed to sourcing and developing innovative ideas and markets for recycled materials, and concentrates on transforming plastic waste into useful plastic grains. Its mission is to be an environmentally conscious, profitable manufacturer of plastics products of the highest quality. Guanwei procures raw material in the form of unrecycled plastic waste from its suppliers and uses this material to manufacture recycled plastic grains, which are then sold to manufacturers of consumer products in various industries. Guanwei specializes in the production of various recycled plastics products, the most important of which is LDPE. In the last four years, Guanwei has developed four distinct grades of LPDE plastic grains, which are sold to clients to be manufactured into a broad range of end products. Guanwei currently sells to more than 300 customers in over 10 industries, ranging from shoe manufacturing, architecture and engineering, industrial equipment and supplies, and chemical and petrochemical manufacturing. Guanwei’s LDPE products in particular are widely used in the manufacturing of chemical and functional fibers, and is the main raw material for shoe soles, insulation material, fire-proofing and water-proofing material, and foam.

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

Revenue from sales of manufactured LDPE is recognized when persuasive evidence of an arrangement exists, delivery of the goods has occurred, and customer acceptance has been obtained, which means the significant risks and ownership have been transferred to the customer, the price is fixed or determinable and collectability is reasonably assured.

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

Effective January 1, 2007, the Company adopted ASC 740-10-25 “Income Taxes” (formerly FIN No. 48 “Accounting for Uncertainty in Income Taxes”). In accordance with ASC 740-10-25, the Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not have any such uncertain tax positions in the three months and six months ended June 30, 2010 and 2009, and as of the balance sheet dates.

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

Results of Operations for the Three Months Ended June 30, 2010 Compared To the Three Months Ended June 30, 2009

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in USD.

	For The Three Months Ended June 30,
	2010	2009	Change in %
Net revenue	$9,116,737	7,819,356	16.59%
Cost of revenue	$6,289,854	4,025,245	56.26%
Gross profit	$2,826,883	3,794,111	(25.49)%
Operating expenses	$455,890	490,014	(6.96)%
Interest (income) and expenses, net	$13,050	20,827	(37.34)%
Net income	$1,670,985	2,463,329	(32.17)%

Net Revenue

The following table sets forth a summary of our net revenue by categories for the periods indicated, in USD.

	For The Three Months Ended June 30,
	2010	2009	Change in %
Sales of recycled LDPE	$8,859,007	7,657,122	15.70%
Sales of non- LDPE materials	257,730	162,234	58.86%
	$9,116,737	7,819,356	16.59%

Our revenues are primarily derived from sales of recycled LDPE and non-LDPE waste material. We manufacture recycled LDPE from plastic waste. The raw materials (i.e. plastic waste) we use in our operations generally contain approximately 8-10% of non-LDPE plastic waste, such as polyethylene terephthalate, polypropylene, or acrylonitrile butadiene styrene. We sort and classify this non-LDPE material and sell it to other recycled plastic manufacturers who use these products.

During the three months ended June 30, 2010, our production volume was lower than anticipated due to construction projects involving our washing and smashing plant and to build a new raw materials warehouse. The washing and smashing plant is a key component in the Company's manufacturing process. After being sorted from the non-LDPE material, all LDPE material is smashed and cut into pieces by one of eight smashing machines before being washed and cleaned several times in order to eliminate impurities. As part of the construction project, the washing pools were drained and excavated in order to increase their depth. Additionally, the Company replaced some components of the pools' vortex pumps and enlarged the engine size of the pumps to enhance their efficiency. The improved washing pools will allow the Company to enhance the whiteness of the recycled LDPE material, which results in a higher grade end-product. This is particularly desirable for the many customers who mix recycled LDPE with virgin plastics in their production processes and who typically have strict color requirements.

The new raw material warehouse will be approximately the same size as the current raw material warehouse, at more than 4,000 square meters. The new warehouse is being built in a separate structure from the Company's workshops, which will increase the safety level at the facility. After completion of construction, raw materials will be relocated to the new warehouse and the existing raw material warehouse will be used for expansion of the Company's classification and sorting operations, which will allow for future increases in production capacity.

The improvements to the smashing and washing workshop were fully completed in the second quarter of 2010 and construction of the raw materials warehouse is expected to be completed during the third quarter of 2010. The remaining construction work for the new warehouse no longer affects the Company's manufacturing operations, and the Company expects that production volume will significantly increase in the third quarter of 2010.

For the three months ended June 30, 2010, net revenue was $9,116,737, representing a 16.59% increase from net revenue of $7,819,356 for the three months ended June 30, 2009. The increase was due to the combined effect of a 15.70% increase in sales of recycled LDPE and a 58.86% increase in sales of non-LDPE materials.

Revenue generated during the three months ended June 30, 2010 from the sale of recycled LDPE was $8,859,007, as compared to $7,657,122 for the same period of 2009, which represents an increase of 15.70%. This increase was due to an increase in both sales volume and selling price of recycled LDPE. The Company did not resell any purchased recycled LDPE after the first quarter of 2009. The Company sold 8,501 tons of manufactured recycled LDPE in the three months ended June 30, 2010, representing an increase of 10.55% from the 7,690 tons sold in the corresponding period of 2009. The average selling price of recycled LDPE increased 4.61% from approximately $996 per ton in the three months ended June 30, 2009 to approximately $1,042 per ton in the same period in 2010. The average selling prices of recycled LDPE have been steadily increasing since the first quarter of 2009. In fact, the average selling price per ton in July and August 2010 is above $1,100. Coupled with the strong demand for our products, we believe this trend should positively impact our revenues going forward.

Revenue generated from the sales of sorted non-LDPE material increased from $162,234 in the three months ended June 30, 2009 to $257,730 in the same period of 2010, representing an increase of 58.86%. This was due to an increase in both sales volume and selling price. Guanwei sold 1,222 tons of sorted non-LDPE material in the three months ended June 30, 2010, representing an increase of 28.36% from 952 tons sold in the same period of 2009. A higher volume of non-LDPE material was sold during the three months ended June 30, 2010 because the raw materials acquired during the quarter contained a greater proportion of high-grade LDPE plastics, enabling Guanwei to produce more higher-priced Grade A recycled LDPE, but also contained a higher level of non-LDPE plastics. The average selling price of sorted non-LDPE material increased 23.53% from approximately $170 per ton in the three months ended June 30, 2009 to approximately $210 per ton in the same period in 2010. As with recycled LDPE, the average selling price of sorted non-LDPE materials has increased steadily since the first quarter of 2009.

Our revenue may be affected by the import quotas granted by the PRC’s Ministry of Environmental Protection.  Guanwei has been approved for an import quota of 24,000 tons of plastic waste per year, and for a number of years, Guanwei has also been permitted to use, at no cost, the 35,000 tons per year import quota granted to Fuqing Huan Li Plastics Company Limited (“Huan Li”). Chen Min, our Chief Executive Officer and Chairman of the Board, is also the Chief Executive Officer, Chairman of the Board and legal representative of Huan Li. There can be no guarantee that Huan Li’s import quota will be available to us in the future. If we are unable to use Huan Li’s import quota or obtain the grant of import quota from the Ministry of Environment Protection, our revenue and results of operations would be materially adversely affected. Please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for further information and other factors that may affect our revenue.

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

Cost of Revenue

Our cost of revenue consists of the costs of imported plastic waste raw materials, both for production and direct sale, and labor costs and overhead related to production.

During the three months ended June 30, 2010 and 2009, our cost of revenue from sales of recycled LDPE and sorted non-LDPE material was $6,289,854 and $4,025,245, respectively, representing 68.99% and 51.48% of net revenue from sales of recycled LDPE and sorted non-LDPE material, respectively. The increase in the percentage of cost to net revenue is primarily due to the fact that we had relatively low material cost in the three months ended June 30, 2009 as compared to the three months ended June 30, 2010. In early 2009, the Company took advantage of its strong financial position to stockpile raw materials at lower prices immediately following the global financial crisis. As a result, our manufacturing cost of recycled LDPE and sorted non-LDPE material in the three months ended June 30, 2009 was comparatively lower. Following the recovery of the plastics industry from the financial crisis in the first half of 2009, manufacturing cost of recycled LDPE and sorted non-LDPE material increased from approximately $467 per ton in the three months ended June 30, 2009 to $647 per ton for the same period of 2010.

Also contributing to the increased cost of revenue was the fact that during the three months ended June 30, 2010, the Company purchased raw material piles containing higher-grade (i.e. whiter) LDPE plastic waste, but also containing a higher proportion of non-LDPE materials. The time required to sort and classify the additional non-LDPE materials increases labor costs, but the Company feels that the increased costs are justified due to the ability to produce higher-priced Grade A recycled LDPE from the whiter LDPE waste. In the three months ended June 30, 2010, the Company sold approximately 90% more Grade A recycled LDPE than the same period in 2009.

Because our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material consists primarily of the purchase price of imported plastic waste for production, we have limited influence on such costs. The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions. The average manufacturing cost of recycled LDPE and sorted non-LDPE material increased by 38.54% from the second quarter of 2009 to the second quarter of 2010.

In order to reduce costs and increase profit margins, Guanwei focuses heavily on developing relationships with new suppliers and increasing the amount of high quality raw material purchased directly from European suppliers of plastic waste, as opposed to purchasing from a wholesaler.  Guanwei will continue to work on developing such relationships, and obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more bulk orders. In fact, in May, 2010 and July, 2010, Guanwei entered into supply arrangements with two German suppliers for the purchase of at least 35,000 tons of plastic waste.

Gross Profit

The overall gross profit for the three months ended June 30, 2010 decreased 25.49% to $2,826,883 as compared to $3,794,111 for the same period in 2009, representing a decrease of $967,228, or 10.61% of net revenue. During the three months ended June 30, 2010, our overall gross profit margin decreased to 31.01% from 48.52% in the same period of 2009. As discussed above, the 17.51% period-over-period decrease in overall gross profit margin from the second quarter of 2009 is primarily attributable to the significant increase in cost of raw materials used in production, but gross profit margin has remained consistent with that reported for the first quarter of 2010.

During the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, the sales volume of recycled LDPE and sorted non-LDPE material increased 10.55% and 28.36%, respectively, and average selling prices of recycled LDPE and sorted non-LDPE material increased 4.61% and 23.53%, respectively. As discussed above, the Company’s production volume for the three months ended June 30, 2010 was lower than anticipated due our construction projects taking place to expand our production capacity. The Company expects the production capacity will increase significantly after the completion of these construction projects during the third quarter of 2010.

As previously indicated, the average per-ton manufacturing cost of recycled LDPE and sorted non-LDPE material during the three months ended June 30, 2010 increased 38.54% compared to the same period of 2009. In order to reduce costs and to secure availability of raw material supplies, the Company will continue to work on obtaining more favorable terms and a sustainable supply of materials by strengthening our relationship with suppliers and by developing long term supply arrangements.

Our gross profit margin is also affected by the quality of plastic waste supply. High quality plastic waste contains a higher proportion of white LDPE waste and may also provide labor cost savings for sorting and classifying. Currently, production efficiency of LDPE plastic waste ranges 78% -82% meaning that for every ton of LDPE plastic waste processed, the Company  can produce between 78% and 82% of ton of recycled LDPE. The Company will continue to work on sourcing more high quality raw materials so as to improve our gross profit margin.

Operating Expenses

	For The Three Months Ended June 30,
	2010	2009	Change in %
Operating expenses
- Sales & Marketing	$59,682	289,624	(79.39)%
- G&A	$396,208	200,390	97.72%
Total	$455,890	490,014	(6.96)%

For the three months ended June 30, 2010, operating expenses were $455,890, representing a decrease of 6.96% from $490,014 for the three months ended June 30, 2009. The decrease was primarily due to a 79.39% decrease in sales and marketing expenses, which was partially offset by a 97.72% increase in general and administrative expenses.

Sales and marketing expenses include transportation and courier costs and sales remunerations. In the three months ended June 30, 2010, sales and marketing expenses decreased 79.39% to $59,682, as compared to $289,624 for the same period in 2009. The decrease was primarily caused by the decrease of transportation costs. The Company provides two alternative transportation options to customers: customers may either choose to pick up their products with their own vehicles, in which case the Company will deduct the transportation cost from the total sales price, or customers may choose to have the Company arrange delivery, in which case the transportation costs are categorized as operating expenses. The Company does not add any mark-up on the transportation cost. Total transportation costs for the three months ended June 30, 2010 and 2009 were approximately $13,717 and $249,291, respectively. This is primarily due to the fact that more customers chose to pick up their products with their own vehicles in the three months ended June 30, 2010 in order to obtain a lower total sales price. The Company anticipates that this trend will continue for the forseeable future.

General and administrative expenses primarily consist of management remuneration, depreciation and amortization, employee welfare costs, and legal and professional fees.  During the three months ended June 30, 2010, general and administrative expenses increased 97.72% to $396,208, as compared to $200,390 in the same period of 2009.  This increase was primarily due to the increase in legal and professional fees incurred in relation to compliance services after our share exchange transaction in November 2009 and our listing on NASDAQ on April 12, 2010.

Net Income

During the three months ended June 30, 2010, our net income decreased 32.17% to $1,670,985 from $2,463,329 for the same period of 2009. The decrease in net income is primarily due to the $967,228 decrease in gross profit which was largely driven by the increase in cost of raw materials in the current quarter, but was partially offset by a marginal decrease in operating expenses and a $132,983 decrease in income taxes resulting from lower operating income.

In order to continue to improve gross margin and net profit margin, we intend to focus on enhancing our manufacturing techniques and improving our labor efficiency. Additionally, we will continue to strengthen our relationships with our major suppliers to obtain more favorable terms, and we will enhance management control over the general and administrative expenses.

Interest Income and Expense

Our interest income is generated by interest earned on deposits with banks and financial institutions and interest expenses are amounts we pay in interest with respect to our borrowings. Net interest expenses (interest expenses offset by interest income) were recorded at $13,050 in the three months ended June 30 2010, representing a decrease of 37.34% from $20,827 in the same period of 2009. The decrease is primarily due to the increase in interest income as a result of the higher average cash level in the three months ended June 30, 2010.

We support our operations with a combination of self-generated profit and limited amount of loans from banks and financial institutions. For the three months ended June 30, 2010, we had one short-term loan of $1,428,382 from the Rural Credit Cooperatives Union, which will mature on January 20, 2011. The interest rate on this loan is 5.94%.

Results of Operations for the Six Months Ended June 30, 2010 Compared To the Six Months Ended June 30, 2009

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in USD.

	For The Six Months Ended June 30,
	2010	2009	Change in %
Net revenue	$18,610,963	30,447,450	(38.88)%
Cost of revenue	$12,463,206	24,717,529	(49.58)%
Gross profit	$6,147,757	5,729,921	7.29%
Operating expenses	$827,345	720,057	(14.90)%
Interest (income) and expenses, net	$24,958	34,074	(26.75)%
Net income	$3,875,589	3,732,719	3.83%

Net Revenue

The following table sets forth a summary of our net revenue by categories for the periods indicated, in USD.

	For The Six Months Ended June 30,
	2010	2009	Change in %
Sales of recycled LDPE
- Manufactured	$18,178,715	15,136,877	20.10%
- Purchased	-	7,512,903	(100.00)%
Re-sales of raw materials	-	7,483,107	(100.00)%
Sales of non- LDPE materials	432,248	314,563	37.41%
	$18,610,963	30,447,450	(38.88)%

For the six months ended June 30, 2010, net revenue was $18,610,963, representing a 38.88% decrease from net revenue of $30,447,450 for the six months ended June 30, 2009. This decrease was primarily caused by the fact that the Company did not sell any raw materials or purchased recycled LDPE during the first half of 2010. In response to the negative economic conditions and in light of the business risk created by the Company’s high inventory levels, in early 2009 the Company resold a large amount of raw materials to other recycled plastic manufacturers, generating net revenue of $7,483,107. Also during early 2009, the Company generated additional revenue by purchasing recycled LDPE from other recycled manufacturers for resale, generating net revenue of $7,512,903. Because the Company’s inventory levels had decreased to desirable levels by late 2009, there were no direct sales of raw materials during the first half of 2010. Additionally, the Company ceased its resale of purchased recycled LDPE in 2009 because the product quality supplied by other recycled plastic manufacturers was not sufficient to satisfy the Company’s high standards and the gross profit margin of such purchased recycled LDPE was low.

Revenue generated during the six months ended June 30, 2010 from the sale of manufactured recycled LDPE was $18,178,715, as compared to $15,136,877 for the same period of 2009, which represents an increase of 20.10%. This increase was due to an increase in both sales volume and selling price of recycled LDPE. In the 2009 fiscal year, the Company sold a total of 39,076 tons of recycled LDPE, comprised of 31,149 tons of recycled LDPE manufactured by the Company from plastic waste and 7,927 tons of recycled LDPE purchased from other manufacturers for resale during the first quarter of 2009. The Company did not resell any purchased recycled LDPE after the first quarter of 2009 and has no current plans to commence doing so again. Accordingly, production volume in 2010 should be compared to the portion of 2009 tonnage attributable to manufactured recycled LDPE only.  The Company sold 17,371 tons of manufactured recycled LDPE in the six months ended June 30, 2010 – an increase of 11.79% from 15,539 tons sold in the corresponding period of 2009. The average selling price of manufactured recycled LDPE increased 7.39% from approximately $974 per ton in the six months ended June 30, 2009 to approximately $1,046 per ton in the same period in 2010. The average selling prices of recycled LDPE have increased steadily since the first quarter of 2009. This increased selling price is expected to have a positive impact on future revenues. As discussed above, the Company’s production volume in the first half of 2010 was lower than expected due to ongoing construction projects. The Company expects that production volume will increase significantly after the completion of these construction projects during the third quarter of 2010.

Revenue generated from the sales of sorted non-LDPE material increased from $314,563 in the six months ended June 30, 2009 to $432,248 in the same period of 2010, representing an increase of 37.41%. This was due to an increase in both sales volume and selling price. Guanwei sold 2,133 tons of sorted non-LDPE material in the six months ended June 30, 2010, representing an increase of 21.68% from 1,753 tons sold in the same period of 2009. As discussed above, during the second quarter of 2010, the Company purchased raw materials containing a higher proportion of non-LDPE plastics, leading to the increase sale of sorted non-LDPE material. The average selling price of sorted non-LDPE material increased 13.41% from approximately $179 per ton in the six months ended June 30, 2009 to approximately $203 per ton in the same period in 2010. As with recycled LDPE, the average selling price of sorted non-LDPE materials has steadily increased since the first quarter of 2009 due to strong market demand, which should have a positive impact on revenues.

Cost of Revenue

The following table sets forth a summary of our net revenue by categories for the periods indicated, in USD.

	For the Six Months Ended June 30, 2010	% of net revenue	For the Six Months Ended June 30, 2009	% of net revenue	Change in %

Costs of manufactured recycled LDPE and sorted non-LDPE material	$12,463,206	66.97%	11,216,690	36.84%	11.11%
Costs of imported plastic waste for direct sale	-	-	6,262,944	20.57%	(100.00)%
Costs of purchased recycled LDPE	-	-	7,237,895	23.77%	(100.00)%
	$12,463,206	66.97%	24,717,529	81.18%	(49.58)%

During the six months ended June 30, 2010 and 2009, our cost of revenue was $12,463,206 and $24,717,529, respectively, representing 66.97% and 81.18% of net revenue, respectively. As previously discussed, during the first half of 2009, we sold raw materials to other recycled plastics manufacturers to lower our inventory levels, and we purchased recycled LDPE from other recycled plastics manufacturers for resale. Because of our continued efforts to maintain lower inventory levels and based on our review of the low profitability of reselling purchased recycled LDPE, we did not directly sell raw materials or purchase recycled LDPE for resale during the first half of 2010 and do not expect to do so in the future. Accordingly, although the cost of revenue as a percentage of net revenue for the six months ended June 30, 2010 decreased significantly from the same period in 2009, this trend is not expected to continue.

During the six months ended June 30, 2010 and 2009, our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material was $12,463,206 and $11,216,690, respectively, representing 66.97% and 72.59% of net revenue from sales of manufactured recycled LDPE and sorted non-LDPE material, respectively. The decrease in the percentage of cost to net revenue is primarily due to an increase in selling prices during in the six months ended June 30, 2010. The average selling prices of recycled LDPE and sorted non-LDPE material in the six months ended June 30, 2010 increased 7.39% and 13.41%, respectively, as compared to average prices during the same period of 2009.

Another factor contributing to the decrease in cost of revenue versus net revenue between the first half of 2010 and the first half of 2009 was that a portion of the plastic waste used in production during early 2009 was purchased at high prices agreed upon before the global financial crisis struck in late 2008. While the Company took advantage of its strong financial position to purchase large amounts of raw materials at reduced cost during the financial crisis in 2009, the average per-ton cost of materials used in production of recycled LDPE and sorted non-LDPE materials was 1.41% higher in the six months ended June 30, 2009 compared to the same period in 2010. Average manufacturing cost of recycled LDPE and sorted non-LDPE material was $648 per ton for the six months ended June 30, 2009 and $639 for the six months ended June 30, 2010.

Gross Profit

The overall gross profit for the six months ended June 30, 2010 increased 7.29% to $6,147,757 as compared to $5,729,921 for the same period in 2009. During the six months ended June 30, 2010, our overall gross profit margin increased to 33.03% from 18.82% in the same period of 2009. The 14.21% period-over-period increase in overall gross margin was primarily attributable to the rebound in selling price of recycled LDPE. This increase was partially offset by an approximate 4.91% period-over-period decrease in overall gross margin resulting from our cessation of sales of purchased recycled LDPE and raw materials in 2010.

Gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material during the six months ended June 30, 2010 increased by $1,913,007 to $6,147,757, or 6.28% of net revenue, from $4,234,750 for the same period of 2009. The increase in gross profit was primarily the result of the increase in selling price and sales volume. Even though the gross profit margin was lower in the second quarter of 2010 compared to the previous quarter as a result of the increase in cost of materials, the gross profit margin for the six months ended June 30, 2010 was higher than that for the same period of 2009 primarily due to the high cost of materials acquired before the global economic crisis and used for the first quarter of 2009. During the six months ended June 30, 2010, the sales volume of manufactured recycled LDPE and sorted non-LDPE material increased 11.79% and 21.68% respectively, and their average selling prices increased 7.39% and 13.41%, respectively. The average per-ton manufacturing cost of recycled LDPE and sorted non-LDPE material during the six months ended June 30, 2010 decreased 1.41% compared to the same period of 2009.

Gross profit from direct sales of raw material during the six months ended June 30, 2009 was $1,220,163 or 4.01% of net revenue. The Company considered the prevailing overall negative economic conditions and the high inventory risk it had in early 2009 and directly sold raw materials to other recycled plastics manufacturers in the six months ended June 30, 2009. Through the Company’s continued efforts on inventory risk management, inventory levels had been substantially reduced by the first half of 2010. There were no direct sales of raw materials in 2010.

Gross profit from sales of purchased recycled LDPE during the six months ended June 30, 2009 was $275,008, or 0.90% of net revenue. The Company considered the low quality of purchased recycled LDPE and the low profit margin contributed by such resales and decided to discontinue reselling purchased recycled LDPE in 2009. There were no sales of purchased recycled LDPE in 2010 and the Company has no current plans to purchase recycled LDPE for resale in the future.

As previously discussed, the Company’s production volume of recycled LDPE for the six months ended June 30, 2010 was lower than anticipated due to construction projects taking place to expand production capacity. The Company expects production volume to increase significantly after the completion of these construction projects in the third quarter of 2010. Furthermore, in order to reduce costs and secure availability of material supply, the Company will continue to work on obtaining more favorable terms and a sustainable supply of raw materials by strengthening our relationship with suppliers and developing long term supply arrangements.

Operating Expenses

	For The six Months Ended June 30,
	2010	2009	Change in %
Operating expenses
- Sales & Marketing	$108,181	335,744	(67.78)%
- G&A	$719,164	384,313	87.13%
Total	$827,345	720,057	14.90%

For the six months ended June 30, 2010, operating expenses were $827,345, representing an increase of 14.90% from $720,057 for the six months ended June 30, 2009. The increase was primarily due to a combined effect of a 67.78% decrease in sales and marketing expenses and a 87.13% increase in general and administrative expenses.

Sales and marketing expenses include transportation and courier costs and sales remunerations. In the six months ended June 30, 2010, sales and marketing expenses decreased 67.78% to $108,181, as compared to $335,744 for the same period in 2009. The decrease was primarily caused by a significant decrease in transportation costs from the first half of 2009. Our customers may choose whether to pick up their products with their own vehicles, in which case the Company deducts transportation costs from the total sales price, or whether to have the Company arrange delivery, in which case the transportation costs are categorized as operating expenses. Total transportation costs for the six months ended June 30, 2010 and 2009 were approximately $22,070 and $249,291, respectively, due to more customers choosing to transport products themselves in the first half of 2010 in order to obtain a lower sales price. The Company believes this trend will continue in the foreseeable future.

General and administrative expenses primarily consist of management remuneration, depreciation and amortization, employee welfare costs, and legal and professional fees.  During the six months ended June 30, 2010, general and administrative expenses increased 87.13% to $719,164, as compared to $384,313 in the same period of 2009.  This increase was primarily due to the increase in legal and professional fees incurred in relation to compliance services after our share exchange transaction in November 2009 and our listing on NASDAQ on April 12, 2010.

Net Income

During the six months ended June 30, 2010, our net income increased 3.83% to $3,875,589 from $3,732,719 for the same period of 2009. Although gross profit from sales of manufactured recycled LDPE and sorted non-LDPE materials increased by $1,931,184 in the first half of 2010, increasing raw materials costs in the second quarter of 2010 and the loss of gross margin from the Company discontinuing its sale of purchased recycled LDPE and raw materials contributed to the modest increase in net income between the six months ended June 30 2009 and 2010.

In order to continue to improve gross margin and net profit margin, we intend to focus on enhancing our manufacturing techniques and improving our labor efficiency. Additionally, we will continue to strengthen our relationships with our major suppliers to obtain more favorable terms, and we will enhance management control over general and administrative expenses.

Interest Income and Expense

Our interest income is generated by interest earned on deposits with banks and financial institutions and interest expenses are amounts we pay in interest with respect to our borrowings. Net interest expenses (interest expenses offset by interest income) were recorded at $24,958 in the six months ended June 30 2010, representing a decrease of 26.75% from $34,074 in the same period of 2009. The decrease is primarily due to the increase in interest income as a result of the higher average cash level in the six months ended June 30, 2010.

We support our operations with a combination of self-generated profit and limited amount of loans from banks and financial institutions. For the six months ended June 30, 2010, we had one short-term loan of $1,428,382 from the Rural Credit Cooperatives Union, which will mature on January 20, 2011. The interest rate on this loan is 5.94%.

Liquidity and Capital Resources

We generally finance our operations through operating profit and occasionally through short-term borrowings from banks and financial institutions. We arranged one short-term loan of $1,428,382 during the six months ended June 30, 2010 to satisfy our financing needs.  The interest rate on this loan is 5.94% annually and it will mature on January 20, 2011. As of the date of this Quarterly Report, we have not experienced any difficulties due to a shortage of capital, we have not experienced any difficulty in raising funds through loans from banks and financial institutions, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our loans when they come due.  We are unaware of any trends, demands, commitments events or uncertainties that will result or be likely to result in material changes in our liquidity.

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

The following table sets forth the summary of our cash flows, in USD, for the six months ended June 30, 2010 and 2009:

	Six Months ended June 30,
	2010	2009
Net cash provided by operating activities	$2,693,749	7,993,015
Net cash used for investing activities	$(3,811)	(24,132)
Net cash provided by (used for) financing activities	$398,781	(2,992,319)
Effect of exchange rate changes on cash	$56,336	(2,739)
Net increase in cash and cash equivalents	$3,145,055	4,973,825
Cash and cash equivalents at beginning of period	$7,302,209	1,029,710
Cash and cash equivalents at end of period	$10,447,264	6,003,535

Operating activities

During the six months ended June 30, 2010, we generated net cash from operating activities of $2,693,749, representing a decrease of 66.30% from $7,993,015 for the same period in 2009. This decrease is primarily due to the fact that we did not make any direct sales of raw materials or sales of purchased recycled LDPE in the first half of 2010, which was partially offset by the improvement in our operating results in the period.

During the six months ended June 30, 2010, our net income increased 3.83% to $3,875,589, as compared to $3,732,719 for the same period of 2009. The improvement is primarily due to overall increased sales of recycled LDPE, which was partially offset by the Company choosing to discontinue sales of raw materials and resale of purchased recycled LDPE and by the increase in cost of materials in the second quarter of 2010.

The cash provided by change in net working capital during the six months ended June 30, 2010 decreased 134.22% to $1,387,133 net cash used, as compared to $4,053,750 net cash generated for the same period of 2009, due primarily to the drop in cash provided by a decrease in inventories from $9,833,881 in the first half of 2009 to $4,162,671 in the first half of 2010. As discussed above, Guanwei sold raw materials directly from inventory in early 2009 to reduce its high inventory levels. Additionally, the decrease was partially offset by higher amounts of cash used to reduce accounts payable in early 2009. During the six months ended June 30, 2009, Guanwei used $7,933,428 to reduce accounts payable, compared to $5,674,662 used in the same period of 2010.

Investing Activities

During the six months ended June 30, 2010, net cash used in investing activities was $3,811, a decrease as compared to $24,132 in the same period of 2009. The decrease is primarily attributable to lower cash used for capital expenditures in the six months ended June 30, 2010. The Company has paid a deposit for its construction projects undertaken during the period, but it expects to pay for the projects in the third quarter of 2010.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2010 was $398,781, as compared to $2,992,319 net cash used for financing activities in the same period of 2009. The increase is primarily due to the fact that no dividends were paid in the six months ended June 30, 2010, which was partially offset by the fact that there was no increase in bank borrowings in the period. As disclosed in our Annual Report on Form 10-K, during the fiscal year ended December 31, 2009, we declared dividends of $5,666,445 to the original shareholders of Guanwei, $4,409,934 of which was paid in the six months ended June 30, 2009. The net cash generated by bank borrowings for the six months ended June 30, 2010 and 2009 are $0 and $1,417,615, respectively.

Working Capital

Our working capital as of June 30, 2010 and 2009 was $7,579,639 and $3,407,759 respectively, representing an increase of $4,171,880 or 122.42%. The improved working capital is due to the $3,145,055 increase in cash and cash equivalents, a decrease of $4,143,096 in inventories, and a decrease of $5,675,831 in accounts payable for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. We aim to continue to improve the level of working capital through enhanced levels of productivity and increased revenue and efficiently controlling costs.

Following our continued efforts on inventory risk management, we managed to reduce our inventory levels as of June 30, 2010 to $2,666,769 as compared to $6,809,865 as of December 31, 2009. As a result, our accounts payable as of June 30, 2010 had decreased to $3,009,493 as compared to $8,685,324 as of December 31, 2009.

Accounts receivable as of June 30, 2010 increased to $325,804, as compared to $4,181 as of December 31, 2009. It is the Company’s practice to receive payments before making delivery. This increase is mainly due to the shortfall of payments of a few customers.

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

Changes in Internal Control Over Financial Reporting.

During the three months ended June 30, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                     Defaults Upon Senior Securities.

None.

Item 4.                     (Removed and Reserved).

Item 5.                     Other Information.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item  6.                    Exhibits

(a)	Financial Statements

Our financial statements as set forth in the Index to Financial Statements included as Item 1 hereto are hereby incorporated by reference.

(b)	Exhibits

EXHIBIT NO.	DESCRIPTION

2.1	Share Exchange Agreement, by and between the Registrant, Chenxin and Fresh Generation, dated November 5, 2009 (1)

2.2	Plan of Merger, adopted by the Registrant’s Board on December 4, 2009 (3)

3.1	Articles of Incorporation of the Registrant, dated December 13, 2006. (2)

3.2	Bylaws of the Registrant (2)

3.3	Certificate of Amendment to Articles of Incorporation of the Registrant, dated January 28, 2008 (2)

3.4	Articles of Merger, filed with the Secretary of State of the State of Nevada on December 16, 2009 (3)

3.5	Certificate of Incorporation of Chenxin (1)

3.6	Memorandum and Articles of Association of Chenxin (1)

3.7	Articles of Association of Guanwei (1)

3.8	Enterprise Business License of Guanwei, dated December 27, 2007 (1)

3.9	Enterprise Business License of Guanwei, dated December 23, 2008 (1)

10.1	Share Exchange Agreement and Stock Purchase between the Registrant and MD Mortgage Corp., dated January 15, 2007 (2)

10.2	Asset Transfer Agreement, between Fuqing State-Owned Assets Management & Investment Corp. and Guanwei, dated January 11, 2006 (1)

10.3	Land Use Certificate, issued by the Ministry of State-Owned Land Resources of the People’s Republic of China to Guanwei, dated November 8, 2006 (1)

10.4	Audit Report and Certificate, issued by TÜV Rheinland Cert. GmbH to Guanwei (1)

10.5	Form of Employment Contract (1)

10.6	Stock Purchase Agreement, between the Registrant and Marshall Davis, dated November 5, 2009 (1)

10.7	Indemnity Agreement by and between Chenxin, Fresh Generation, and Marshall Davis, dated November 5, 2009 (1)

10.8	Maximum Amount Loan with Pledge Contract, dated January 17, 2008 between Guanwei and Fuqing Rural Credit Cooperative Union (1)

10.9	Sales Confirmation, dated May 3, 2010, between TM Recycling GmbH and Guanwei (4)

10.10	Sales Contract, dated as of July 7, 2010, between Guanwei and Sunshine Handels & Consulting GmbH. (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO) *

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO) *

32.1	Section 1350 Certification (CEO) *

32.2	Section 1350 Certification (CFO) *

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-149013), filed on February 1, 2008.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2009.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed on May 17, 2010.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 12, 2010.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUANWEI RECYCLING CORP.

Date: August 16, 2010	By:	/s/ Chen Min
Chen Min
Chief Executive Officer, Chairman of the Board, President
(Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Yang Feng
Yang Feng
Chief Financial Officer, Secretary, Treasurer
(Principal Financial and Accounting Officer)