Form 10-Q
period 2010-09-30
Guanwei Recycling Corp.
filed 2010-11-15
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer	☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

As of November 3, 2010, the registrant had 20,000,006 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GUANWEI RECYCLING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$12,706,134	$7,302,209
Accounts receivable	953,006	4,181
Amount due from director	1,290	1,290
Amount due from an unrelated third party	746,146	-
Prepayments and other current assets	281,481	638,425
Inventories	3,791,639	6,809,865
Total current assets	18,479,696	14,755,970

Property, plant and equipment, net	4,940,025	4,611,784
Land use right, net	656,837	655,295
Other assets	196,983	-
Total Assets	$24,273,541	$20,023,049

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Short term borrowings	$1,447,524	$1,420,579
Accounts payable	3,471,599	8,685,324
Accrued expenses and other payables	971,248	429,124
Amount due to shareholder	814,220	352,489
Income tax payable	1,144,722	460,695
Total current liabilities	7,849,313	11,348,211

Equity
Shareholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized,
20,000,006 shares and 12,000,000 shares issued and outstanding, respectively	20,000	20,000
Additional paid-in capital	1,290,028	1,234,133
PRC statutory reserves	805,483	805,483
Retained earnings	13,331,818	5,908,232
Accumulated other comprehensive income	976,899	706,990
Total shareholders’ equity	16,424,228	8,674,838

Total liabilities and shareholders’ equity	$24,273,541	$20,023,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
 (Expressed in U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue	$14,983,816	$7,446,817	$33,594,779	$37,892,598

Cost of revenue	9,989,728	4,330,429	22,452,934	29,046,957
Gross profit	4,994,088	3,116,388	11,141,845	8,845,641

Operating expenses
Selling and marketing expenses	69,972	64,266	178,153	400,142
General and administrative expenses	208,889	183,494	928,053	567,621
	278,861	247,760	1,106,206	967,763

Income from operations	4,715,227	2,868,628	10,035,639	7,877,878

Interest income	3,750	5,356	20,578	7,070
Interest expenses	(21,824)	(21,524)	(63,610)	(57,307)
Income before income taxes	4,697,153	2,852,460	9,992,607	7,827,641

Income taxes	1,149,156	712,677	2,569,021	1,955,596

Net income	$3,547,997	$2,139,783	$7,423,586	$5,872,045

Comprehensive Income:

Net income	$3,547,997	$2,139,783	$7,423,586	$5,872,045

Other comprehensive income (loss)
- Foreign currency translation adjustments	202,863	12,905	269,909	21,307

Comprehensive income	$3,750,860	$2,152,688	$7,693,495	$5,893,352

Earnings per share attributable to shareholders of Guanwei Recycling Corp.
– basic and diluted	$0.19	$0.18	$0.38	$0.49

Weighted average number of shares of common stock used in computing basic and diluted earnings per share	20,000,006	12,000,000	20,000,006	12,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$7,423,586	$5,872,045

Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation of property, plant and equipment	303,463	295,453
Amortization of land use right	10,739	10,662
Loss on disposal of property, plant and equipment	5,125	2,693
Changes in operating assets and liabilities
Accounts receivable	(938,368)	67,245
Amount due from director	-	14,429
Prepayments and other assets	168,145	(76,049)
Inventories	3,080,787	7,089,399
Accounts payable	(5,255,693)	(6,532,140)
Accrued expenses and other payables	556,868	182,987
Income tax payable	668,105	709,453
Net cash provided by operating activities	6,022,757	7,636,177

Cash flows from investing activities
Purchase of property, plant and equipment	(549,823)	(24,524)
Net cash used for investing activities	(549,823)	(24,524)

Cash flows from financing activities
Advance from shareholder	461,731	-
New bank borrowings	1,420,767	1,417,608
Repayment of bank borrowings	(1,420,767)	-
Dividends paid to ex-shareholders	-	(6,412,334)
Amount due from an unrelated third party	(741,180)	-
Net cash flows used in financing activities	(279,449)	(4,994,726)

Effect of exchange rate changes on cash and cash equivalents	210,440	3,368

Net increase in cash and cash equivalents	5,403,925	2,620,295

Cash and cash equivalents at the beginning of period	7,302,209	1,029,710
Cash and cash equivalents at the end of period	$12,706,134	$3,650,005
Supplemental disclosure of cash flow information
Interest received	$20,533	$7,069
Interest paid	63,353	57,307
Income taxes paid	1,900,915	1,246,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Notes to Financial Statements.

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

(e)           Income taxes

The Company accounts for income and deferred tax under the provision of the Accounting Standards Codification 740 (“ASC 740”) ”Income Taxes” (Formerly SFAS No. 109: “Accounting for Income Taxes”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. ASC 740 also requires the recognition of the future tax benefits of net operating loss carry forwards. A valuation allowance is established when the deferred tax assets are not expected to be realized within a reasonable period of time.

Effective January 1, 2007, the Company adopted ASC 740-10-25 “Income Taxes” (formerly FIN No. 48 “Accounting for Uncertainty in Income Taxes”). In accordance with ASC 740-10-25, the Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not have any such uncertain tax positions in the three months and nine months ended September 30, 2010 and 2009, and as of the balance sheet dates.

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

3         Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales of recycled LDPE	$14,721,557	$7,286,446	$32,900,273	$29,939,888
Sales of raw materials	-	-	-	7,483,107
Sales of scrap materials	262,259	160,371	694,506	469,603
	$14,983,816	$7,446,817	$33,594,779	$37,892,598

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
The provision of income taxes consists of current tax expense PRC – EIT	$1,149,156	$712,677	$2,569,021	$1,955,596

The principal reconciling items from income tax computed at the statutory rate and at the effective income tax rate are stated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income before income taxes	$4,697,153	$2,852,460	$9,992,607	$7,827,641

Computed tax at PRC statutory rate of 25%	1,174,288	713,115	2,498,152	1,956,910
Non-taxable items	-	(438)	-	(1,314)
Non-deductible items	16,664	-	152,574	-
Others	(41,796)	-	(81,705)	-
	$1,149,156	$712,677	$2,569,021	$1,955,596

No provision for deferred taxation has been made in the consolidated financial statements as there were no significant temporary differences arising during each of the three months and nine months ended September 30, 2010 and 2009 or as of the balance sheet dates.

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

Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, the Company has not recorded any WHT on the cumulative amount of undistributed retained earnings.

Should the Company’s subsidiaries distribute all their profits generated after December 31, 2007, the aggregate withholding tax amount will be approximately $1,412,747 and $630,000 as of September 30, 2010 and December 31, 2009, respectively.

5         Inventories

	September 30,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$2,435,431	$5,571,535
Work-in-progress	59,654	76,155
Finished goods	1,296,554	1,162,175
	$3,791,639	$6,809,865

6           Amount Due From An Unrelated Third Party

The balance represents an advance to a company controlled by a friend of Mr. Chen, a director of the Company, which is unsecured, interest-free and repayable on January 6, 2011. The balance was fully repaid on October 28, 2010.

7          Short Term Borrowings

The short term loan as of September 30, 2010 bears interest at a fixed rate of 5.94% per annum with the maturity date on January 20, 2011, and is secured by the Company’s building and land use right.

The short term loan as of December 31, 2009 bore interest at a fixed rate of 5.94% per annum and was secured by the Company’s building and land use right. The loan was fully repaid on January 14, 2010.

8	PRC Reserves

Statutory Surplus Reserve Fund

Pursuant to applicable PRC laws and regulations, Guanwei is required to allocate at least 10% of its net income to the statutory surplus reserve fund until such funds reaches 50% of the subsidiary’s registered capital. The statutory surplus reserve fund can be utilized upon the approval by the relevant authorities, to offset accumulated losses or to increase registered capital, provided that such fund be maintained at a minimum of 25% of the registered capital. As Guanwei’s statutory surplus reserve fund had reached 50% of its registered capital, there were no appropriations to the statutory surplus reserve fund during the three months and nine months ended September 30, 2010 and 2009.

Statutory Public Welfare Fund

Pursuant to PRC laws and regulations as applicable to PRC domestic-owned enterprises, Guanwei, the Company’s subsidiary in the PRC, is required to allocate a certain amount of its net income to the statutory public welfare fund determined by Guanwei. Guanwei ceased to allocate such fund since it became a foreign-owned enterprise in December 2008. The staff welfare fund can only be used to provide staff welfare facilities and other collective benefits to the employees. This fund is non-distributable other than upon liquidation of Guanwei. During the three months and nine months ended September 30, 2010 and 2009, the board of directors of Guanwei determined no appropriations to statutory public welfare fund.

9	Pension Plan

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

During the three months ended September 30, 2010 and 2009, the aggregate contributions of the Company to the pension plan were approximately $20,000 and $27,000, respectively.

During the nine months ended September 30, 2010 and 2009, the aggregate contributions of the Company to the pension plan were approximately $67,000 and $83,000, respectively.

10	Risk, Uncertainties and Concentration

(i)	Nature of Operations

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

As of September 30, 2010 and December 31, 2009, the Company had cash deposits of $12.7 million and $7.3 million placed with several banks and a financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in accounts with banks and financial institutions.

(iii)	Concentration of Suppliers, Customers and Restriction of Import Quota

For the three months ended September 30, 2010 and 2009, 87% and 94% of raw materials was purchased from three major suppliers, respectively.  For the nine months ended September 30, 2010 and 2009, 76% and 93% of raw materials was purchased from three major suppliers, respectively.

The Company did not have customer concentration. No one customer was responsible for more than 10% of the Company’s revenue in the three months and nine months ended September 30, 2010 and 2009.

In the PRC, import of regenerative plastic materials is controlled by import quota. The grant of import quota to the Company is subject to review and approval by the Ministry of Environmental Protection of the PRC annually. For the fiscal year ending December 31, 2010 and the fiscal year ended December 31, 2009 the Company obtained an import quota of 24,000 tons of regenerative plastic materials (note 11).

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

(v)	Dependence of Import Quota from a Related Company

During the three months and nine months ended September 30, 2010 and 2009, import of regenerative plastic materials were heavily dependent on the import quota granted by a related company, Fuqing Huan Li Plastics Company Limited or “Huan Li” (note 11). Although the Company has not experienced difficulties obtaining the import quota from Huan Li in the past, the Company cannot guarantee the grant of import quota will be successfully obtained from Huan Li in the future. If the Company fails to obtain the import quota from Huan Li, the Company may have to use domestically supplied plastic wastes for manufacturing. Domestic plastic wastes are typically poorly sorted, so utilizing the domestic raw materials would increase production costs.

11	Related Party Transactions and Balance

During the three months and nine months ended September, 2010 and 2009, the Company was permitted to use, for no consideration, the import quota of a related party, Huan Li, for the import of regenerative plastic materials. Huan Li is considered to be a related party since Chen Min, the Chief Executive Officer and Chairman of the Board of Directors of the Registrant, is also the Chief Executive Officer, Chairman of Board of Directors and legal representative of Huan Li.

Chenxin International Limited, a shareholder of the Registrant, paid accrued expenses of $62,950 and $461,731 on behalf of the Registrant during the three months and nine months ended September 30, 2010, respectively. These amounts were related to legal and professional fees paid by Chenxin International Limited on behalf of the Registrant and were outstanding as amount due to shareholder on the consolidated balance sheet as of September 30, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as otherwise indicated by the context, references in this Quarterly Report to “we”, “us”, “our” or the “Company” are to the consolidated businesses of Guanwei Recycling Corp. and its wholly-owned direct and indirect subsidiaries, Hongkong Chenxin International Development Limited, a Hong Kong limited company (“Chenxin”) and Fuqing Guanwei Plastic Industry Co. Ltd., a China limited company (“Guanwei”), except that references to “our common stock” or “our capital stock” or similar terms refer to the common stock, par value $0.001 per share, of Guanwei Recycling Corp., a Nevada corporation (the “Registrant”).  ”China” or “PRC” refers to the People’s Republic of China.  References to “RMB” refer to the Chinese Renminbi, the currency of the primary economic environment in which the Company operates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the Company’s consolidated financial statements and the accompanying notes contained in this Quarterly Report. Information in this Item 2 is intended to assist the reader in obtaining an understanding of the consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the consolidated financial statements. This includes discussion of (i) Liquidity, (ii) Capital Resources, (iii) Results of Operations, and (iv) Off-Balance Sheet Arrangements, and any other information that would be necessary to an understanding of the company’s financial condition, changes in financial condition and results of operations.

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

Guanwei operates its business in compliance with the highest environmental standards in order to meet the stringent requirements of both German and Chinese authorities. In fact, on January 1, 2009, TÜV Rheinland Cert GmbH (“TUV”), a provider of certification services, issued its audit report on the compliance of Guanwei’s operations with German regulations regarding pollution and environmental controls. Based upon its audit, TUV determined that Guanwei should be issued a certificate (a “Compliance Certificate”) as to such compliance. Holding a Compliance Certificate permits a plastics recycler to purchase plastic waste directly from German suppliers.

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

Effective January 1, 2007, the Company adopted ASC 740-10-25 “Income Taxes” (formerly FIN No. 48 “Accounting for Uncertainty in Income Taxes”). In accordance with ASC 740-10-25, the Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not have any such uncertain tax positions in the three months and nine months ended September 30, 2010 and 2009, and as of the balance sheet dates.

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

Results of Operations for the Three Months Ended September 30, 2010 Compared To the Three Months Ended September 30, 2009

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in USD.

	For The Three Months Ended September 30,
	2010	2009	Change in %
Net revenue	$14,983,816	$7,446,817	101.21%
Cost of revenue	$9,989,728	$4,330,429	130.69%
Gross profit	$4,994,088	$3,116,388	60.25%
Operating expenses	$278,861	$247,760	12.55%
Interest expenses, net	$18,074	$16,168	11.79%
Net income	$3,547,997	$2,139,783	65.81%

Net Revenue

The following table sets forth a summary of our net revenue by categories for the periods indicated, in USD.

	For The Three Months Ended September 30,
	2010	2009	Change in %
Sales of recycled LDPE
- Manufactured	$12,730,548	$7,286,446	74.72%
- Purchased	1,991,009	-	N/A
Sales of non- LDPE materials	262,259	160,371	63.53%
	$14,983,816	$7,446,817	101.21%

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

During the second quarter of 2010, the Company completed the construction projects involving our washing and smashing plant. The washing and smashing plant is a key component in the Company’s manufacturing process. After being sorted from the non-LDPE material, all LDPE material is smashed and cut into pieces by one of eight smashing machines before being washed and cleaned several times in order to eliminate impurities. After completion of the construction projects, the washing pools were drained and excavated to increase their depth, some components of the pools’ vortex pumps were replaced, and the engine size of the pumps was enlarged to enhance their efficiency. The improved washing pools allow the Company to enhance the whiteness of the recycled LDPE material, which results in a higher grade end-product. This is particularly desirable for the many customers who mix recycled LDPE with virgin plastics in their production processes and who typically have strict color requirements.

During this quarter, construction on the new raw material warehouse, which is more than 4,000 square meters, was completed and the warehouse was put into use. Raw materials were relocated to the new warehouse and the old raw material warehouse was converted for expansion of the Company’s classification and sorting operations, which will allow for future increases in production capacity.

Revenue generated during the three months ended September 30, 2010 from the sale of manufactured recycled LDPE was $12,730,548, as compared to $7,286,446 for the same period of 2009, which represents an increase of 74.72%. This increase was due to an increase in both sales volume and selling price of manufactured recycled LDPE.  The Company sold 11,483 tons of manufactured recycled LDPE in the three months ended September 30, 2010, representing an increase of 64.61% from the 6,976 tons sold in the corresponding period of 2009. The average selling price of recycled LDPE increased 6.12% from approximately $1,045 per ton in the three months ended September 30, 2009 to approximately $1,109 per ton in the same period in 2010. The average selling prices of recycled LDPE have been steadily increasing since the first quarter of 2009. Coupled with the strong demand for our products, we believe this trend should positively impact our revenues going forward.

During this quarter, we also purchased recycled LDPE from other recycled manufacturers for resale in order to meet the demand from certain of our customers. The product quality of recycled LDPE purchased from other recycled plastic manufacturers was moderate and accordingly the gross profit margin of such purchased recycled LDPE was low. The Company sold 1,863 tons of purchased recycled LDPE, generating net revenue of $1,991,009 during the three months ended September 30, 2010. There were no sales of purchased recycled LDPE during the third quarter of 2009.

Revenue generated from the sales of sorted non-LDPE material increased from $160,371 in the three months ended September 30, 2009 to $262,259 in the same period of 2010, representing an increase of 63.53%. This was due to an increase in both sales volume and selling price. Guanwei sold 1,201 tons of sorted non-LDPE material in the three months ended September 30, 2010, representing an increase of 29.84% from 925 tons sold in the same period of 2009. A higher volume of non-LDPE material was sold during the three months ended September 30, 2010 because the raw materials acquired during the quarter contained a greater proportion of high-grade LDPE plastics, enabling Guanwei to produce more higher-priced Grade A recycled LDPE, but also contained a higher level of non-LDPE plastics. The average selling price of sorted non-LDPE material increased 26.01% from approximately $173 per ton in the three months ended September 30, 2009 to approximately $218 per ton in the same period in 2010. As with recycled LDPE, the average selling price of sorted non-LDPE materials has increased steadily since the first quarter of 2009.

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

Cost of Revenue

	For the Three Months Ended September 30, 2010	% of net revenue	For the Three Months Ended September 30, 2009	% of net revenue	Change in %
Costs of manufactured recycled LDPE and sorted non-LDPE material	$8,084,199	62.22%	$4,330,429	58.15%	86.68%
Costs of purchased recycled LDPE	1,905,529	95.71%	-	N/A	N/A
	$9,989,728	66.67%	$4,330,429	58.15%	130.69%

Our cost of revenue consists of the costs of plastic waste raw materials, both for production and direct sale, and labor costs and overhead related to production.

During the three months ended September 30, 2010 and 2009, our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material was $8,084,199 and $4,330,429, respectively, representing 62.22% and 58.15% of net revenue from sales of manufactured recycled LDPE and sorted non-LDPE material, respectively. The increase in the percentage of cost to net revenue is primarily due to the fact that the increase in manufacturing cost of recycled LDPE and sorted non–LDPE material is higher than the increase in average selling prices.

Because our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material consists primarily of the purchase price of imported plastic waste for production, we have limited influence on such costs. The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions. The average manufacturing cost of recycled LDPE and sorted non-LDPE material increased by 16.29% from the third quarter of 2009 to the third quarter of 2010.

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

Gross Profit

The overall gross profit for the three months ended September 30, 2010 increased 60.25% to $4,994,088 as compared to $3,116,388 for the same period in 2009, representing an increase of $1,877,700, or 25.21% of net revenue. During the three months ended September 30, 2010, our overall gross profit margin decreased to 33.33% from 41.85% in the same period of 2009. The 8.52% period-over-period decrease in overall gross profit margin is primarily attributable to (i) a 4.07% period-to-period decrease in gross profit margin of sales of manufactured LDPE and non-LDPE material, and (ii) the increase in sales of purchased recycled LDPE.

Gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material during the three months ended September 30, 2010 increased $1,792,220 to $4,908,608, or 24.07% of net revenue, from $3,116,388 for the same period of 2009. The increase in gross profit was primarily the result of the increase in selling price and sales volume. During the three months ended September 30, 2010, the sales volume of manufactured recycled LDPE and sorted non-LDPE material increased 64.61% and 29.84% respectively, and their average selling prices increased 6.12% and 26.01%, respectively. The average per-ton cost of production during the three months ended September 30, 2010 increased 16.29% compared to the same period of 2009.

Gross profit from sales of purchased recycled LDPE during the three months ended September 30, 2010 was $85,480 or 4.29% of net revenue. There were no sales of purchased recycled LDPE in the same period of 2009.

In order to reduce costs and to secure availability of raw material supplies, the Company will continue to work on obtaining more favorable terms and a sustainable supply of materials by strengthening our relationship with suppliers and by developing long term supply arrangements.

Operating Expenses

	For The Three Months Ended September 30,
	2010	2009	Change in %
Operating expenses
- Sales & Marketing	$69,972	$64,266	8.88%
- G&A	208,889	183,494	13.84%
Total	$278,861	$247,760	12.55%

For the three months ended September 30, 2010, operating expenses were $278,861, representing an increase of 12.55% from $247,760 for the three months ended September 30, 2009. The increase was primarily due to a 8.88% increase in sales and marketing expenses and a 13.84% increase in general and administrative expenses.

Sales and marketing expenses include transportation and courier costs and sales remunerations. In the three months ended September 30, 2010, sales and marketing expenses increased 8.88% to $69,972, as compared to $64,266 for the same period in 2009. The increase was primarily caused by the increase of wages and packing material costs, which was partially offset by the decrease of transportation costs.

General and administrative expenses primarily consist of management remuneration, depreciation and amortization, employee welfare costs, and legal and professional fees.  During the three months ended September 30, 2010, general and administrative expenses increased 13.84% to $208,889, as compared to $183,494 in the same period of 2009.  This increase was primarily due to the increase in legal and professional fees incurred in relation to ongoing compliance requirements as a result of our share exchange transaction in November 2009 and our listing on NASDAQ on April 12, 2010.

Net Income

During the three months ended September 30, 2010, our net income increased 65.81% to $3,547,997 from $2,139,783 for the same period of 2009. The increase in net income is primarily due to the $1,877,700 increase in gross profit which was largely driven by the increase in sales volume and selling prices in the current quarter, but was partially offset by a $31,101 increase in operating expenses and a $436,479 increase in income taxes resulting from higher operating income.

In order to continue to improve gross margin and net profit margin, we intend to focus on enhancing our manufacturing techniques and improving our labor efficiency. Additionally, we will continue to strengthen our relationships with our major suppliers to obtain more favorable terms, and we will enhance management control over the general and administrative expenses.

Interest Income and Expense

Our interest income is generated by interest earned on deposits with banks and financial institutions and interest expenses are amounts we pay in interest with respect to our borrowings. Net interest expenses (interest expenses offset by interest income) were recorded at $18,074 in the three months ended September 30 2010, representing an increase of 11.79% from $16,168 in the same period of 2009. The increase is primarily due to the decrease in interest income in the three months ended September 30, 2010.

We support our operations with a combination of self-generated profit and limited amount of loans from banks and financial institutions. For the three months ended September 30, 2010, we had one short-term loan of $1,447,524 from the Rural Credit Cooperatives Union, which will mature on January 20, 2011. The interest rate on this loan is 5.94%.

Results of Operations for the Nine Months Ended September 30, 2010 Compared To the Nine Months Ended September 30, 2009

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in USD.

	For The Nine Months Ended September 30,
	2010	2009	Change in %
Net revenue	$33,594,779	$37,892,598	(11.34)%
Cost of revenue	$22,452,934	$29,046,957	(22.70)%
Gross profit	$11,141,845	$8,845,641	25.96%
Operating expenses	$1,106,206	$967,763	14.31%
Interest (income) and expenses, net	$43,032	$50,237	(14.34)%
Net income	$7,423,586	$5,872,045	26.42%

Net Revenue

The following table sets forth a summary of our net revenue by categories for the periods indicated, in USD.

	For The Nine Months Ended September 30,
	2010	2009	Change in %
Sales of recycled LDPE
- manufactured	$30,909,263	$22,426,985	37.82%
- purchased	1,991,009	7,512,903	(73.50)%
Re-sales of raw materials	-	7,483,107	(100.00)%
Sales of non- LDPE materials	694,507	469,603	47.89%
	$33,594,779	$37,892,598	(11.34)%

For the nine months ended September 30, 2010, net revenue was $33,594,779, representing a 11.34% decrease from net revenue of $37,892,598 for the nine months ended September 30, 2009. This decrease was primarily caused by the fact that the Company did not sell any raw materials during the nine months ended September 30, 2010 and the sales of purchased recycled LDPE decreased by 73.50% or $5,521,894. In response to the negative economic conditions and in light of the business risk created by the Company’s high inventory levels, in early 2009 the Company resold a large amount of raw materials to other recycled plastic manufacturers, generating net revenue of $7,483,107. Because the Company’s inventory levels had decreased to desirable levels by late 2009, there were no direct sales of raw materials during the first nine months of 2010.

Revenue generated during the nine months ended September 30, 2010 from the sale of manufactured recycled LDPE was $30,909,263, as compared to $22,426,985 for the same period of 2009, which represents an increase of 37.82%. This increase was due to an increase in both sales volume and selling price of recycled LDPE. In the 2009 fiscal year, the Company sold a total of 39,076 tons of recycled LDPE, comprised of 31,149 tons of recycled LDPE manufactured by the Company from plastic waste and 7,927 tons of recycled LDPE purchased from other manufacturers for resale during the first quarter of 2009. Accordingly, production volume in 2010 should be compared to the portion of 2009 tonnage attributable to manufactured recycled LDPE only.  The Company sold 28,853 tons of manufactured recycled LDPE in the nine months ended September 30, 2010, an increase of 28.15% from 22,515 tons sold in the corresponding period of 2009. The average selling price of manufactured recycled LDPE increased 7.53% from approximately $996 per ton in the nine months ended September 30, 2009 to approximately $1,071 per ton in the same period in 2010. The average selling prices of recycled LDPE have increased steadily since the first quarter of 2009. This increased selling price is expected to have a positive impact on future revenues.

Revenue generated from sales of purchased recycled LDPE decreased from $7,512,903 in the nine months ended September 30, 2009 to $1,991,009 in the same period of 2010, which represents a decrease of 73.50%. The Company ceased its resale of purchased recycled LDPE after the first quarter of 2009 because the product quality supplied by other recycled plastic manufacturers was not sufficient to satisfy the Company’s high standards and the gross profit margin of such purchased recycled LDPE was low. During the third quarter of 2010, the Company generated revenue of $1,991,009 of resale of purchased recycled LDPE to meet the demand of certain of its existing customers.

Revenue generated from the sales of sorted non-LDPE material increased from $469,603 in the nine months ended September 30, 2009 to $694,507 in the same period of 2010, representing an increase of 47.89%. This was due to an increase in both sales volume and selling price. Guanwei sold 3,334 tons of sorted non-LDPE material in the nine months ended September 30, 2010, representing an increase of 24.50% from 2,678 tons sold in the same period of 2009. The average selling price of sorted non-LDPE material increased 18.86% from approximately $175 per ton in the nine months ended September 30, 2009 to approximately $208 per ton in the same period in 2010. As with recycled LDPE, the average selling price of sorted non-LDPE materials has steadily increased since the first quarter of 2009 due to strong market demand, which should have a positive impact on revenues.

Cost of Revenue

The following table sets forth a summary of our net revenue by categories for the periods indicated, in USD.

	For the Nine Months Ended September 30, 2010	% of net revenue	For the Nine Months Ended September 30, 2009	% of net revenue	Change in %
Costs of manufactured recycled LDPE and sorted non-LDPE material	$20,547,405	65.02%	$15,546,119	67.90%	32.17%
Costs of imported plastic waste for direct sale	-	0.00%	6,262,944	83.69%	(100.00)%
Costs of purchased recycled LDPE	1,905,529	95.71%	7,237,894	96.34%	(73.67)%
	$22,452,934	66.83%	$29,046,957	76.66%	(22.70)%

During the nine months ended September 30, 2010 and 2009, our cost of revenue was $22,452,934 and $29,046,957, respectively, representing 66.83% and 76.66% of net revenue, respectively. As previously discussed, during the nine months ended September 30, 2009, we sold raw materials to other recycled plastics manufacturers to lower our inventory levels and purchased recycled LDPE from other recycled plastics manufacturers for resale. Because of our continued efforts to maintain lower inventory levels and based on our review of the low profitability of reselling purchased recycled LDPE, we did not directly sell raw materials and reduced our resale of purchased recycled LDPE during the nine months ended September 30, 2010. Accordingly, although the cost of revenue as a percentage of net revenue for the nine months ended September 30, 2010 decreased significantly from the same period in 2009, this trend is not expected to continue.

During the nine months ended September 30, 2010 and 2009, our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material was $20,547,405 and $15,546,119, respectively, representing 65.02% and 67.90% of net revenue from sales of manufactured recycled LDPE and sorted non-LDPE material, respectively. The decrease in the percentage of cost to net revenue is primarily due to an increase in selling prices during in the nine months ended September 30, 2010. The average selling prices of recycled LDPE and sorted non-LDPE material in the nine months ended September 30, 2010 increased 7.53% and 18.86%, respectively, as compared to average prices during the same period of 2009.

A factor partly offsetting the decrease in cost of revenue versus net revenue between the first nine months of 2010 and the first nine months of 2009 was the average manufacturing cost of recycled LDPE and sorted non–LDPE material increased 3.57% to $639 for the nine months ended September 30, 2010 from $617 in the same period in 2009.

Gross Profit

The overall gross profit for the nine months ended September 30, 2010 increased 25.96% to $11,141,845 as compared to $8,845,641 for the same period in 2009. During the nine months ended September 30, 2010, our overall gross profit margin increased to 33.17% from 23.34% in the same period of 2009. The 9.83% period-over-period increase in overall gross margin was primarily attributable to the rebound in selling price of recycled LDPE. This increase was partially offset by an approximate 3.22% period-over-period decrease in overall gross margin resulting from our cessation of sales of raw materials in 2010.

Gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material during the nine months ended September 30, 2010 increased by $3,705,896 to $11,056,365, or 9.78% of net revenue, from $7,350,469 for the same period of 2009. The increase in gross profit was primarily the result of the increase in selling price and sales volume. During the nine months ended September 30, 2010, the sales volume of manufactured recycled LDPE and sorted non-LDPE material increased 28.15% and 24.50% respectively, and their average selling prices increased 7.53% and 18.86%, respectively. The average per-ton manufacturing cost of recycled LDPE and sorted non-LDPE material during the nine months ended September 30, 2010 increased 3.57% compared to the same period of 2009.

Gross profit from direct sales of raw material during the nine months ended September 30, 2009 was $1,220,163 or 16.31% of net revenue from sales of raw material. The Company considered the prevailing overall negative economic conditions and the high inventory risk it had in early 2009 and directly sold raw materials to other recycled plastics manufacturers in the nine months ended September 30, 2009. Through the Company’s continued efforts on inventory risk management, inventory levels had been substantially reduced by the first nine months of 2010. There were no direct sales of raw materials in 2010.

Gross profit from sales of purchased recycled LDPE during the nine months ended September 30, 2010 was $85,480 or 4.29% of net revenue from sales of purchased recycled LDPE.  The Company considered the low quality of purchased recycled LDPE and the low profit margin contributed by such resales and decided to discontinue reselling purchased recycled LDPE in 2009. However, during the third quarter of 2010, the Company generated revenue of $1,991,009 from sale of purchased recycled LDPE only for meeting the demand of certain of its existing customers.

As previously discussed, the Company completed the construction projects involving our washing and smashing plant and new raw material warehouse in the period. The Company’s sales volume of manufactured recycled LDPE and sorted non-LDPE material increased to 12,684 ton for the three months ended September 30, 2010 from 7,901 tons for the same period in 2009; and increased to 32,187 tons for the nine months ended September 30, 2010 from 25,193 tons for the same period in 2009. Furthermore, in order to reduce costs and secure availability of material supply, the Company will continue to work on obtaining more favorable terms and a sustainable supply of raw materials by strengthening our relationship with suppliers and developing long term supply arrangements.

Operating Expenses

	For The Nine Months Ended September 30,
	2010	2009	Change in %
Operating expenses
- Sales & Marketing	$178,153	$400,142	(55.48)%
- G&A	$928,053	$567,621	63.50%
Total	$1,106,206	$967,763	14.31%

For the nine months ended September 30, 2010, operating expenses were $1,106,206, representing an increase of 14.31% from $967,763 for the nine months ended September 30, 2009. The increase was primarily due to a combined effect of a 55.48% decrease in sales and marketing expenses and a 63.50% increase in general and administrative expenses.

Sales and marketing expenses include transportation and courier costs and sales remunerations. In the nine months ended September 30, 2010, sales and marketing expenses decreased 55.48% to $178,153, as compared to $400,142 for the same period in 2009. The decrease was primarily caused by a significant decrease in transportation costs from the first nine months of 2010. Our customers may choose whether to pick up their products with their own vehicles, in which case the Company deducts transportation costs from the total sales price, or whether to have the Company arrange delivery, in which case the transportation costs are categorized as operating expenses. Total transportation costs for the nine months ended September 30, 2010 and 2009 were approximately $7,538 and $270,264, respectively, due to more customers choosing to transport products themselves in the first nine months of 2010 in order to obtain a lower sales price. The Company believes this trend will continue in the foreseeable future.

General and administrative expenses primarily consist of management remuneration, depreciation and amortization, employee welfare costs, and legal and professional fees.  During the nine months ended September 30, 2010, general and administrative expenses increased 63.50% to $928,053, as compared to $567,621 in the same period of 2009.  This increase was primarily due to the increase in legal and professional fees incurred in relation to compliance services after our share exchange transaction in November 2009 and our listing on NASDAQ on April 12, 2010.

Net Income

During the nine months ended September 30, 2010, our net income increased 26.42% to $7,423,586, as compared to $5,872,045 for the same period of 2009. The improvement is primarily due to overall increased sales of recycled LDPE, which was partially offset by the Company choosing to discontinue sales of raw materials and reduced resale of purchased recycled LDPE and by the increase in cost of materials in the period of 2010.

In order to continue to improve gross margin and net profit margin, we intend to focus on enhancing our manufacturing techniques and improving our labor efficiency. Additionally, we will continue to strengthen our relationships with our major suppliers to obtain more favorable terms, and we will enhance management control over general and administrative expenses.

Interest Income and Expense

Our interest income is generated by interest earned on deposits with banks and financial institutions and interest expenses are amounts we pay in interest with respect to our borrowings. Net interest expenses (interest expenses offset by interest income) were recorded at $43,032 in the nine months ended September 30 2010, representing a decrease of 14.34% from $50,237 in the same period of 2009. The decrease is primarily due to the increase in interest income as a result of the higher average cash level in the nine months ended September 30, 2010.

We support our operations with a combination of self-generated profit and limited amount of loans from banks and financial institutions. For the nine months ended September 30, 2010, we had one short-term loan of $1,447,524 from the Rural Credit Cooperatives Union, which will mature on January 20, 2011. The interest rate on this loan is 5.94%.

Liquidity and Capital Resources

We generally finance our operations through operating profit and occasionally through short-term borrowings from banks and financial institutions. We arranged one short-term loan of $1,447,524 during the nine months ended September 30, 2010 to satisfy our financing needs.  The interest rate on this loan is 5.94% annually and it will mature on January 20, 2011. As of the date of this Quarterly Report, we have not experienced any difficulties due to a shortage of capital, we have not experienced any difficulty in raising funds through loans from banks and financial institutions, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our loans when they come due.  We are unaware of any trends, demands, commitments events or uncertainties that will result or be likely to result in material changes in our liquidity.

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

The following table sets forth the summary of our cash flows, in USD, for the nine months ended September 30, 2010 and 2009:

	Nine Months ended September 30,
	2010	2009
Net cash provided by operating activities	$6,022,757	$7,636,177
Net cash used for investing activities	$(549,823)	$(24,524)
Net cash provided by (used for) financing activities	$279,449	$(4,994,726)
Effect of exchange rate changes on cash	$210,440	$3,368
Net increase in cash and cash equivalents	$5,403,925	$2,620,295
Cash and cash equivalents at beginning of period	$7,302,209	$1,029,710
Cash and cash equivalents at end of period	$12,706,134	$3,650,005

Operating activities

During the nine months ended September 30, 2010, we generated net cash from operating activities of $6,022,757, representing a decrease of 21.13% from $7,636,177 for the same period in 2009. This decrease is primarily due to the fact that we did not make any direct sales of raw materials and reduced sales of purchased recycled LDPE in the first nine months of 2010, which was partially offset by the improvement in our operating results in the period.

The cash provided by change in net working capital during the nine months ended September 30, 2010 decreased 269.13% to $2,461,336 net cash used, as compared to $1,455,324 net cash generated for the same period of 2009, primarily due to the drop in cash provided by a decrease in inventories from $7,089,399 in the first nine months of 2009 to $3,080,787 in the first nine months of 2010. As discussed above, Guanwei sold raw materials directly from inventory in early 2009 to reduce its high inventory levels. Additionally, the decrease was partially offset by higher amounts of cash used to reduce accounts payable in early 2009. During the nine months ended September 30, 2009, Guanwei used $6,532,140 to reduce accounts payable, compared to $5,255,693 used in the same period of 2010.

 Investing Activities

During the nine months ended September 30, 2010, net cash used in investing activities was $549,823, a $525,299 increase as compared to $24,524 in the same period of 2009. The increase is primarily attributable to the higher capital expenditure in the first nine months ended September 30, 2010.

Financing Activities

Cash used for financing activities for the nine months ended September 30, 2010 was $279,449, as compared to $4,994,726 net cash used in financing activities in the same period of 2009. The increase is primarily due to the fact that no dividends were paid in the nine months ended September 30, 2010, which was partially offset by the advance from shareholder in the period.

Working Capital

Our working capital as of September 30, 2010 and December 31, 2009 was $10,630,383 and $3,407,759, respectively, representing an increase of $7,222,624 or 211.95%. The improved working capital is due to the $5,403,925 increase in cash and cash equivalents, a decrease of $3,018,226 in inventories, and a decrease of $5,213,725 in accounts payable for the nine months ended September 30, 2010 as compared to that as of December 31, 2009. We aim to continue to improve the level of working capital through enhanced levels of productivity and increased revenue and efficiently controlling costs.

Following our continued efforts on inventory risk management, we managed to reduce our inventory levels as of September 30, 2010 to $3,791,639 as compared to $6,809,865 as of December 31, 2009. As a result, our accounts payable as of September 30, 2010 had decreased to $3,471,599 as compared to $8,685,324 as of December 31, 2009.

Accounts receivable as of September 30, 2010 increased to $953,006, as compared to $4,181 as of December 31, 2009. It is the Company’s practice to receive payments before making delivery. This increase is mainly due to the shortfall of payments of a few customers.

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

Item 4.  Controls and Procedures.

Disclosure controls and procedures

The Registrant’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Based upon such officers’ evaluation of these controls and procedures as of the end of the period covered by this quarterly report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Registrant in this quarterly report is accumulated and communicated to management, including to the principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

During the three months ended September 30, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

GUANWEI RECYCLING CORP.

Date: November 15, 2010	By:	/s/ Chen Min
Chen Min
Chief Executive Officer, Chairman of the Board, President
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Yang Feng
Yang Feng
Chief Financial Officer, Secretary, Treasurer
(Principal Financial and Accounting Officer)