Form 10-K
period 2010-12-31
Guanwei Recycling Corp.
filed 2011-03-31
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53825

GUANWEI RECYCLING CORP.
 (Exact name of registrant as specified in its charter)

Nevada	98-0669936
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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
☐  Yes         ☑  No
Revenues for year ended December 31, 2010: $47,534,645.

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2010 based upon the closing price reported for such date on the NASDAQ Capital Market was approximately $31,760,000.

As of March 25, 2011, there were 20,000,006 shares of the registrant’s common stock outstanding.

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

History and Organizational Structure

The Registrant was incorporated as MD Holdings Corp. on December 13, 2006 in Nevada, and was engaged in the business of providing traditional mortgage brokerage services through its wholly-owned subsidiary, MD Mortgage Corp., a Maryland Corporation (“MD Mortgage”). It was unsuccessful in developing a profitable business and ceased its operations effective December 31, 2008. On November 5, 2009, the Registrant consummated a share exchange transaction (the “Share Exchange”), pursuant to which the Registrant became the 100% parent of Chenxin and assumed the operations of Chenxin and its subsidiary, Guanwei. Prior to the Share Exchange, Chenxin was 100% owned by Fresh Generation Overseas Limited, a British Virgin Islands corporation (“Fresh Generation”). Pursuant to the Share Exchange, Fresh Generation became the holder of approximately 60% of our Common Stock. Additional information regarding the Share Exchange can be found in the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on November 6, 2009.

Guanwei was founded as a limited company in China in April 2005 with registered capital of RMB 5 million (approximately $0.62 million) and then increasing to RMB 10 million (approximately $1.46 million) in January 2006. Since inception, it has been principally engaged in the manufacture and distribution of low density polyethylene (“LDPE”) and other recycled plastics products, using imported raw material in the form of plastic waste. On November 22, 2008, Guanwei was acquired by Chenxin, a holding company incorporated in Hong Kong, and became a wholly-owned by foreign investment enterprise (“WOFIE”) under PRC law. Guanwei is the sole operating subsidiary of Chenxin.

On December 16, 2009, the Registrant filed Articles of Merger with the Secretary of State of the State of Nevada, pursuant to which the Registrant’s newly formed and wholly-owned subsidiary, Guanwei Recycling Corp., a Nevada corporation, merged with and into the Registrant. Upon the effectiveness of the merger, the name of the Registrant was changed from MD Holdings Corp. to Guanwei Recycling Corp. in accordance with Nevada Revised Statutes §92A.180.  The Registrant effected the name change to better reflect the nature of its new business operations following the Share Exchange. The merger, along with the Plan of Merger and Articles of Merger, is disclosed in the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009.  Effective December 28, 2009, the Registrant received a new trading symbol, GURC.OB, and a new CUSIP number for its Common Stock. On March 30, 2010, the Registrant’s Common Stock began trading on the NASDAQ Capital Market under the symbol “GPRC.”

The corporate structure of the Registrant is as follows:

The Registrant’s corporate offices are located at Rong Qiao Economic Zone, Fuqing City, Fujian Province, People’s Republic of China, 350301.

General Business Overview

The following is a description of the business operations of the Registrant, including its wholly-owned and sole operating subsidiary, Guanwei.

Based in Fuqing City, in the Fujian Province of China, Guanwei is one of few plastic recyclers in China to import primarily most of its raw materials (i.e. plastic waste) from foreign suppliers (primarily Germany), where the cost of processing plastic waste is significantly higher than in China. Guanwei’s products are sold to customers in a wide range of industries, including shoe manufacturing, architecture and engineering products, industrial equipment and supplies, and chemical and petrochemical manufacturing. Guanwei operates its business in compliance with the highest environmental standards in order to meet the stringent requirements of both German and Chinese authorities. In fact, on June 18, 2009, Umweltagentur Erftstadt, a provider of certification services, issued its audit report on the compliance of Guanwei's operations with German regulations regarding pollution and environmental controls. Based upon its audit, Umweltagentur Erftstadt determined that Guanwei should be issued a certificate (a “Compliance Certificate”) as to such compliance. Holding a Compliance Certificate permits a plastics recycler to purchase plastic waste directly from German suppliers.

The Company is organized as a single business segment and is committed to sourcing and developing innovative ideas and markets for recycled materials, and concentrates on transforming plastic waste into useful plastic grains. Its mission is to be an environmentally conscious, profitable manufacturer of plastics products of the highest quality. Guanwei procures raw material in the form of unrecycled plastic waste from its suppliers and uses this material to manufacture recycled plastic grains, which are then sold to manufacturers of consumer products in various industries. Guanwei specializes in the production of various recycled plastics products, the most important of which is LDPE. In the last four years, Guanwei has developed four distinct grades of LDPE plastic grains, which are sold to clients to be manufactured into a broad range of end products. Guanwei currently sells to over 300 customers in more than 10 industries, ranging from shoe manufacturing, architecture and engineering, industrial equipment and supplies, and chemical and petrochemical manufacturing. Guanwei’s LDPE products in particular are widely used in the manufacturing of chemical and functional fibers, and is the main raw material for shoe soles, insulation material, fire-proofing and water-proofing material, and foam.

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

The Plastic Industry Statistics & Research Report (2008) further states that, in particular, China’s plastics manufacturing industry experienced an annual growth rate of greater than 18% from 1990 to 2001, and in 2008 the growth rate was 11%. According to the website of the Chinese national plastic industry (www.51plas.com), in 2007, 14,592 Chinese plastic manufacturers realized a total profit of RMB 802 billion (approximately $110 billion), and 16,300 manufacturers realized a total profit of RMB 964 billion (approximately $141 billion) in 2008. China consumed more than 50 million tons of plastics in 2008, 24% of which was produced by recycled plastics.

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

High-density polyethylene (HDPE)

HDPE is most commonly used for milk containers and bleach and other cleaning product containers, and is also found in films and some thin-gauge carriers and fresh produce bags. As with PET, price is dictated by quality and markets offer a wide range of prices according to the level of purity of the polymer. HDPE is a versatile polymer that can be manipulated to control transparency.

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

Currently, most of the recycled plastics products manufactured in China use imported raw material in the form of plastic waste.  We believe that there is great opportunity to further develop the plastics recycling market in China by relying on domestic suppliers of raw material.  According to the Plastics Industry Statistics & Research Report (2008), in 2007, only approximately 14 million tons, or 24% of the total amount of plastic being consumed in China, was recycled.  The total value of the unrecycled plastic waste in China is currently estimated to exceed RMB 28 billion (approximately $4.1 billion) per year. Guanwei has no current plans to use domestic suppliers as the waste classification and sorting techniques used abroad result in higher quality raw material.

Guanwei’s Recycling Process

Guanwei’s plastics recycling process begins with procuring raw material, which it sources primarily from Europe and China.  All the raw material Guanwei purchases is previously unrecycled (i.e. virgin) plastic waste, making it a strong plastic that is most suitable in the manufacturing of Guanwei’s plastic grains.

The raw material is shipped directly from the supplier to Guanwei’s 64,000 square meter raw material storage and manufacturing plant in special containers which are approved by the Chinese government. Once in Guanwei’s facility, the plastic waste is then classified and sorted by hand based on polymer type and color.  Guanwei has over 200 workshop employees who help sort raw material and who are paid per piece in order to increase productivity.  Guanwei focuses on recycling of LDPE products, so the non-LDPE materials are sorted out first, which accounts for approximately 9% of the raw material. This non-LDPE material is packed and sold to manufacturers who specialize in plastic production using the respective materials.

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

Products

Guanwei currently manufactures a number of recycled plastics products made from LDPE, and is one of the largest manufacturer of recycled LDPE in China. LDPE is easily processed and is defined by a density range of 0.910-0.940 g/cm3.  It is moisture resistant and can withstand continuous temperatures of 175°F, and can withstand temperatures of nearly 200° F for short periods of time. LDPE is chemical and corrosion resistant.  It has high resilience and low density, making it an extremely light weight and flexible plastic. It also meets food handling guidelines and is easily cleaned, and therefore it is ideal for food wraps and films.

LDPE can be produced in both translucent or opaque varieties, and the principal difference between virgin LDPE and recycled LDPE is that recycled LDPE cannot be completely transparent. Some manufacturers have strict color requirements, so they will not purchase recycled LDPE. However, recycled LDPE is attractive to manufacturers without color requirements, as the selling price of virgin plastic in China can be as high as RMB 16,500 (approximately $2,475) per ton, 40% higher than recycled LDPE.

Guanwei produces four types of LDPE plastic grains. The grade is determined by the color of the plastic grain, with higher grade denoting that the grain is whiter. Higher grade plastic grains are more expensive.

•	Grade A	This is a white LDPE grain and accounts for approximately 20% of Guanwei’s sales.

•	Grade B	This is a white LDPE grain and accounts for approximately 30% of Guanwei’s sales.

•	Grade C	This is a white LDPE grain and accounts for approximately 20% of Guanwei’s sales.

•	Grade D	This is a black LDPE grain and accounts for approximately 30% of Guanwei’s sales.

Currently, the demand for Guanwei’s products exceeds the amount Guanwei is able to produce. Therefore, Guanwei does not currently have any plans to develop new products.  However, Guanwei intends to enhance its manufacturing process and increase its training of more skilled workers, and thereby increase productivity.

All of Guanwei’s products are manufactured in its 64,000 square meter storage and manufacturing facility located in Fuqing City. Guanwei has a sewage treatment area for processing the waste water used in the manufacturing process, which exceeds 4,800 square meters.

Raw Materials and Major Suppliers

Because an important step in the recycling of plastic waste is sorting and classifying the raw material, Guanwei obtains most of its raw material from foreign suppliers (primarily in Europe), where it can obtain raw material which consists solely of unrecycled plastic, and where the sorting and classification techniques are superior to those used in China. Guanwei’s primary suppliers during 2009 and 2010 are primarily located in Europe. Guanwei is one of the few plastics importer-manufacturers in China with a Compliance Certificate from Unweltagentur Erftstadt for meeting certain pollution and environmental standards, which allows Guanwei access to German suppliers. Guanwei has entered into certain long-term supply contracts with its suppliers in Europe to purchase raw materials at prices to be determined monthly.

The following table sets out our major suppliers of raw materials for recycled LDPE and non-LDPE materials for the fiscal years ended December 31, 2010 and 2009.

	As a Percentage of Our Purchases of Raw Materials
	Fiscal Year Ended December 31,
	2010	2009*
Supplier A	21.6%	6.1%
Supplier B	19.7%	46.5%
Supplier C	18.8%	-%
Supplier D	11.7%	10.4%
Supplier E	-%	10.2%
Supplier F	-%	13.0%
Supplier G	14.4%	-%

* The percentages in this column differ from those disclosed for 2009 in the Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”) because the percentages in the 2009 10-K were by import agent, whereas the percentages in the table above are listed by individual suppliers.

The raw materials are transported to the port of Jiangyin in China by ocean freighters. As the importer of the raw materials, Guanwei covers the cost of shipping from the supplier to Guanwei’s facility. Each imported container weighs about 20 tons, and per container shipping costs between $635 - $1,750, including insurance. The raw materials are then transported from the port in Jiangyin to Guanwei’s facility by truck at a cost of approximately $135 per container. Each container is subject to an import tax imposed by the Chinese government of 6.5% of the value of the goods and is also subject to a value-added tax of 17%.

Importers of plastic waste into the PRC are subject to an import quota regulated by the Ministry of Environmental Protection. Guanwei has been approved for an import quota of 24,000 tons of plastic waste per year, and for a period of 10 years, Guanwei has been permitted use of the 35,000 tons per year import quota granted to Fuqing Huan Li Plastics Company Limited (“Huan Li”) at no cost pursuant to the agreement dated November 1, 2008. Huan Li has not had any significant operations since 2005, but its import quota remains valid. Chen Min, the Registrant’s Chief Executive Officer, is the Chief Executive Officer, Chairman of the Board of Directors, and legal representative, with the power to represent and act on behalf, of Huan Li.

Due to the fact that Huan Li has no material operations, Guanwei could apply for official transfer of Huan Li’s import quota to Guanwei. As Guanwei’s operations expand, the Company has applied to the relevant government agencies for an increase in its import quota for plastic waste. Pre-approval for the application has already been received from the Development Council of the Fuqing Rongqiao Economic Zone Authority and the application has been forwarded for further processing to the General Administration of Quality Supervision, Inspection and Quarantine of the PRC, the General Administration of the PRC and the Ministry of Environmental Protection of the PRC. It is anticipated that the full approval process will take approximately one year. If successful, the Company expects to increase its import quota to 150,000 tons from its current import quota of 24,000 tons in July 2011.

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

Well-established manufacturing capabilities

In China, the vast majority of plastic recycling companies are small-scale craftsmen shops lacking the capacity to properly process raw materials, deal with sewage treatment issues and meet required environmental standards.  In comparison, Guanwei has a large, 64,000 square meter storage and manufacturing facility in which it produces various plastics products, and also has a sewage treatment facility that is able to filter and process the waste products resulting from the manufacturing. Guanwei’s production capacity is currently 50,000 tons annually, based on two shifts. Adding one additional shift per day would allow Guanwei to reach a full capacity of 65,000 tons.  In 2010, Guanwei sold 41,478 tons of manufactured recycled LDPE. Additionally, production costs for both of these companies are higher than Guanwei’s because they purchase their raw materials from wholesalers in Hong Kong, whereas Guanwei imports almost all of its raw materials directly from suppliers. Furthermore, Guanwei is the only LDPE importer in China with recycled plastic manufacturing capabilities, and one of the few plastics manufacturers in China with a Compliance Certificate from Umweltagentur Urftstadt for meeting certain pollution and environmental standards, as discussed further below.

Steady supply of imported raw material and no middlemen

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

Broad range of end-users

The Company sells its plastics products to over 300 customers in over 10 industries. Its products are used to produce a wide variety of end products, including shoe soles, outdoor furniture, and construction equipment. The Company intends to focus on expanding further into the construction equipment industry because the Chinese government’s stimulus plan has substantially increased infrastructure construction in China.  The Company is well insulated from fluctuating market demands in any one industry due to its diverse client base.

Compliance Certificate From Umweltagentur Erftstadt Regarding German Environmental Standards

Umweltagentur Erftstadt provides certificates of approval for certain plastics manufacturers which meet strict German environmental standards.  Manufacturers are subject to inspections relating to air, water and noise discharge. German suppliers are only allowed to sell plastics waste to manufacturers who have this certificate. Guanwei is one of only several Chinese importers and manufacturers with this Compliance Certificate.

Employees

Guanwei currently has 508 full-time employees working in the workshops and 37 employees in management positions. Guanwei has no part-time employees. We have a labor contract with each employee as required by law in the PRC. The labor contract mainly includes working content, contract period, working time, payment and other terms.

Costs and Effects of Compliance with Environmental Laws and Other Regulations

Currently, Guanwei’s manufacturing processes are in compliance with all Chinese laws and environmental standards.  Guanwei is not aware of any other governmental approvals required for any of its products or manufacturing processes.

Research and Development

Guanwei does not currently have plans to develop new products because the demand for LDPE plastic grains already exceeds our manufacturing capabilities.  As the performance was deemed unsatisfactory, Guanwei has abandoned the test-use of Ethylene-Propylene-Diene Monomer (EPDM), which is a cleaning solvent which was being tested in 2009 for use as an additive in the smashing and cleaning process to improve the cleanliness of the end product. There are nominal costs associated with our research and development activities.

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

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents and the acquisitions of PRC companies by foreign entities may create regulatory uncertainties and subject our PRC resident beneficial owners to personal liability, limit our ability to inject capital into our PRC subsidiaries, limit our ability to increase registered capital or distribute profits to us, or may otherwise adversely affect us.

On August 8, 2006, six PRC regulatory agencies namely, the PRC Ministry of Commerce (“MOFCOM”), the State Assets Supervision and Administration Commission (“SASAC”), the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”), and the State Administration of Foreign Exchange (“SAFE”), jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “New M&A Rules”), which became effective on September 8, 2006, as amended on June 22, 2009. The New M&A Rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. The New M&A Rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the New M&A Rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Among other things, the New M&A Rules provide that where a domestic company, enterprise or natural person intends to take over its domestic affiliated company in the name of an offshore company which it lawfully established or controls, it shall be subject to the examination and approval of the MOFCOM. Additionally, the New M&A Rules include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. However, the application of this PRC regulation remains unclear regarding the scope and applicability of the CSRC approval requirement.

We are committed to complying with and to ensuring that our beneficial owners who are subject to the New M&A Rules will comply with the relevant rules. However, we cannot assure you that all of our current or future beneficial owners who are PRC residents will comply with our request to make or obtain any applicable registrations or comply with these rules. Any failure by any of our current or future beneficial owners to comply with relevant requirements under this regulation could subject us to fines or sanctions imposed by the PRC government. If the MOFCOM, CSRC or another PRC regulatory agency subsequently determines that the approval of this regulatory agency is required for any of our relevant transactions or acquisitions, we may face sanctions by such regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from this offering into the PRC, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares.

In October 2005, SAFE issued a public notice that took effect on November 1, 2005, known as Circular No. 75, concerning the use of offshore holding companies in mergers and acquisitions in China. The public notice Circular No.75 provides that if a PRC resident intends to establish or control an SPV, or an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities.

Circular No. 75 also suggests that registration with the relevant foreign exchange authorities is required for any sale or transfer by PRC residents of shares in an offshore holding company that owns an onshore company. PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations.

We are committed to complying with and to ensuring that our beneficial owners who are subject to Circular No. 75 will comply with the relevant rules. However, we cannot assure you that all of our current or future beneficial owners who are PRC residents will comply with our request to make or obtain any applicable registrations or comply with these rules. Any failure by those PRC beneficial owners to file any such registration form or amendments could subject us to sanctions imposed by the PRC government or/and limit the ability of a PRC company to remit its profit, dividends and other proceeds to offshore entities.

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

At December 31, 2010, we had approximately US$17.2 million on deposit with banks and financial institutions in China, which constitutes approximately all of our total cash. The terms of these deposits are, in general, up to twelve (12) months. Historically, deposits in Chinese banks and financial institutions are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which became effective on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks and financial institutions based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank or financial institution may go bankrupt. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks and financial institutions in many aspects, especially since the opening of RMB  business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks and financial institutions in which we have deposits has increased. In the event of bankruptcy of one of the banks or financial institutions which holds our deposits, we are unlikely to recover our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.

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

For the years ended December 31, 2010 and 2009, 74% and 89% of our raw material was purchased from three major suppliers, respectively. Failure to maintain good relationships with our current suppliers or to develop a new supply source of raw materials could negatively affect our ability to obtain the raw materials used in our products in a timely manner. If we are unable to obtain ample supplies of raw material from our existing suppliers or develop alternative supply sources, we may be unable to satisfy our customers’ orders which could materially and adversely affect our revenues and our relationship with our customers.  Furthermore, we are dependent on our suppliers for the timely delivery of materials that we require for our operations. Should our suppliers fail to deliver such materials on time, and if we are unable to source these materials from alternative suppliers on a timely basis, our revenue and profitability could be adversely affected.

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

Our Sales Are Dominated By Sales in China Which Could Have An Adverse Effect On Our Business

For each of the two fiscal years ended December 31, 2010 and 2009 almost all of our sales were derived from customers in China. We expect that the domestic market in China will continue to be our major market. Our business is therefore heavily dependent on the demand for plastics in China and the domestic market prices of LDPE. In the event that there is any material adverse change in the level of the demand of raw material for plastic products in China or if there are a significant price fluctuations in China, our performance could be adversely affected.

RISKS RELATING TO OUR COMMON STOCK

Our Common Stock Price May Be Volatile And Could Decline In The Future.

The stock market in general and the market price for other companies based in the PRC have experienced extreme stock price fluctuations. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies in China have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside of our control, could cause the price of our Common Stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our Common Stock:

•	announcements of technological innovations by us or our competitors;

•	our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	our financial position and results of operations;

•	litigation;

•	period-to-period fluctuations in our operating results;

•	changes in estimates of our performance by any securities analysts;

•	new regulatory requirements and changes in the existing regulatory environment;

•	the issuance of new equity securities in a future offering;

•	changes in interest rates;

•	changes in environmental standards;

•	market conditions of securities traded on the NASDAQ;

•	investor perceptions of us and the plastics recycling industry generally; and

•	general economic and other national conditions.

The Trading Market In Our Common Stock Is Limited And May Cause Volatility In The Market Price.

Our Common Stock is currently quoted on the NASDAQ Capital Market under the symbol “GPRC”. The quotation of our Common Stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Thus, the market price for our Common Stock is subject to volatility and holders of Common Stock may be unable to resell their shares at or near their original purchase price or at any price. In the absence of an active trading market:

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

Rules adopted by the SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards and will impose significant additional expenses on us. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

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

Guanwei has land use rights to approximately 42,500 square meters of land located at Taicheng Farm in Fuqing City, Fujian Province, PRC.  This land use right expires July 26, 2056.  Guanwei houses a 64,000 square meter storage and manufacturing facility, in which it conducts all its manufacturing processes, on this land.  The facility has a sewage treatment facility that is able to filter and process the waste products resulting from the manufacturing. The current production capacity of the manufacturing facilities is 50,000 tons per year.  With additional machinery, the production capacity could be increased to 65,000 tons annually without the need for expanding the production facility areas.

Item 3. Legal Proceedings.

As of the date of this filing, neither the Registrant nor any of its subsidiaries are a party to any legal proceeding that could reasonably be expected to have a material impact on its operations or finances.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 30, 2011, our common stock is quoted on the NASDAQ Capital Market in the United States of America under the symbol “GPRC”. Our common stock was quoted on the OTC Bulletin Board (“OTCBB”) from December 28, 2009 to April 15, 2010 under the symbol “GURC.OB,” and was traded on the OTCBB from August 14, 2008 to December 28, 2009 under the symbol “MDHO.OB.”  As of the date of this Annual Report, 20,000,006 shares of our Common Stock are issued and outstanding.  The quotation of our Common Stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our Common Stock will develop in the future. In the absence of an active trading market:

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

Closing Bid Prices	High		Low

Calendar Year Ended December 31, 2010

4th Quarter:	$4.69		$2.86

3rd Quarter:	$4.70		$2.50

2nd Quarter:	$5.70		$3.35

1st Quarter:	$5.05		$3.06

Calendar Year Ended December 31, 2009

4th Quarter:	$3.45		$1.65

3rd Quarter:	$0.02875		$0.02875

2nd Quarter:		*		*

1st Quarter:		*		*

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

Holders of Common Equity

As of the date of this Annual Report, the Registrant has issued 20,000,006 shares of our Common Stock to 12 holders of record. The Registrant believes that it has more shareholders since many of its shares are held in “street” name. See also the “Security Ownership of Certain Beneficial Owners and Management” below for a table setting forth (a) each person known by us to be the beneficial owner of five percent (5%) or more of our Common Stock and (b) all directors and officers individually and all directors and officers as a group as of the date of this Report, after giving effect to the Exchange.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this Annual Report, we have no compensation plans (including individual compensation arrangements) under which the Registrant’s equity securities are authorized for issuance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

There were no purchases of equity securities by the Registrant or any of the Registrant’s affiliates during the fourth quarter of the fiscal year ended December 31, 2010.

Recent Sales of Unregistered Securities.

There were no recent sales of unregistered securities.

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

Critical Accounting Policies, Estimates and Assumptions

Accounting Principles

Our discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements. These financial statements are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”), which require us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenditures, to disclose contingent assets and liabilities on the date of the financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. The most significant estimates and assumptions include revenues recognition, valuation of inventories, and provisions for income taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Annual Report reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

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

(b)           Income taxes

In the process of preparing financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The Registrant and its subsidiaries, with the exception of Guanwei, generated no taxable income. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carry-forwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of December 31, 2010, the Company has undistributed profits of approximately $16,790,000 that are subject to withholding tax when distributed. Since the Company intends to reinvest these undistributed profits to further expand its businesses and does not intend to declare dividends, the Company has not recorded a withholding tax in relation to these undistributed profits. Should the Company’s distribute all these profits, the aggregate withholding tax will amount to approximately $1,679,000 which the tax rate is currently at 10% of the undistributed earnings prepared under PRC GAAP after 2007.

The Company has no material uncertain tax positions as of December 31, 2010 or unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters as an income tax expense. As of December 31, 2010, there is no interest and penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

(c)           Inventories

Inventories are stated at the lower of cost, on the first-in, first-out method, or market value. Costs include purchase and related costs incurred in bringing each product to its present location and condition. Market value is calculated based on the estimated normal selling price, less further costs expected to be incurred for disposal. Provisions are made for obsolete, slow moving or defective items, where appropriate.

We estimate the net realizable value for such finished goods and work-in-progress based primarily upon the latest invoice prices and current market conditions. If the market value of an inventory drops below its carrying value, we record a write-off to cost of sales for the difference between the carrying cost and the market value. During the years ended December 31, 2010 and 2009, the Company recorded no inventory write down. We carry out an inventory review at each quarter-end.

(d)           Recently Adopted Accounting Standards

Effective January 1, 2010, the Company adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The Company has updated its disclosures to comply with the updated guidance; however, adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial condition.

Results of Operations for the Fiscal Year Ended December 31, 2010 Compared To the Fiscal Year Ended December 31, 2009

The following table sets forth a summary of certain key components of our results of operations for the years indicated, in USD.

	For The Fiscal Year Ended December 31,
	2010	2009	Change in %
Net Revenue	$47,534,645	$47,263,803	0.57%
Cost of Revenue	$32,179,321	$36,830,700	(12.63	) %
Gross Profit	$15,355,324	$10,433,103	47.18%
Operating expenses	$1,915,062	$1,603,884	19.40%
Interest expenses, net	$56,770	$67,247	(15.58	) %
Net income	$9,927,396	$6,446,941	53.99%

Revenues

The following table sets forth a summary of our net revenue by categories for the periods indicated, in USD.

	For The Fiscal Year Ended December 31,
	2010	2009	Change in %
Sales of recycled LDPE
- Manufactured	$44,475,726	$31,511,149	41.14%
- Purchased	1,991,009	7,512,903	(73.50	) %
Re-sales of raw materials	-	7,483,107	(100.00	) %
Sales of non- LDPE	1,067,910	756,644	41.14%
	$47,534,645	$47,263,803	0.57%

Our revenues are derived from the sales of recycled LDPE and non-LDPE waste materials. We manufacture recycled LDPE from plastic waste and occasionally purchase recycled LDPE from other manufacturers for resale when market conditions justify doing so. The raw materials (i.e. plastic waste) we use in our operation generally contain approximately 9% of non-LDPE plastic waste, such as polyethylene terephthalate, polypropylene, or acrylonitrile butadiene styrene.  We sort and classify this non-LDPE material and sell it to other recycled plastic manufacturers who use these products.

During the fiscal year 2010, the Company completed construction projects involving our washing and smashing plant. The washing and smashing plant is a key component in the Company's manufacturing process. After being sorted from the non-LDPE material, all LDPE material is smashed and cut into pieces by one of eight smashing machines before being washed and cleaned several times in order to eliminate impurities. After completion of the construction projects, the washing pools were drained and excavated to increase their depth, some components of the pools' vortex pumps were replaced, and the engine size of the pumps was enlarged to enhance their efficiency. The improved washing pools allow the Company to enhance the whiteness of the recycled LDPE material, which results in a higher grade end-product. This is particularly desirable for the many customers who mix recycled LDPE with virgin plastics in their production processes and who typically have strict color requirements.

In late 2010, construction was completed on the new raw material storage field. Our storage facility in use is now more than 4,000 square meters. Raw materials were relocated to the new storage facility and the old raw material warehouse was converted for expansion of the Company's classification and sorting operations, which will allow for future increases in production capacity.

Revenue generated during the fiscal year 2010 from the sale of manufactured recycled LDPE was $44,475,726, as compared to $31,511,149 for 2009, which represents an increase of 41.14%. This increase was due to an increase in both sales volume and selling price of manufactured recycled LDPE.  The Company sold 41,478 tons of manufactured recycled LDPE in the year ended December 31, 2010, representing an increase of 33.16% from the 31,149 tons sold in 2009. The average selling price of recycled LDPE increased 5.93% from approximately $1,012 per ton in 2009 to approximately $1,072 per ton in 2010. The average selling prices of recycled LDPE have been steadily increasing since the first quarter of 2009. Coupled with the strong demand for our products, we believe this trend should positively impact our revenues going forward.

During the fiscal year 2010 and 2009, we purchased recycled LDPE from other recycled manufacturers for resale in order to meet the demand from certain of our customers. The product quality of recycled LDPE purchased from other recycled plastic manufacturers was moderate and accordingly the gross profit margin of such purchased recycled LDPE was low. Revenue generated during the years ended December 31, 2010 and 2009 from the sales of purchased recycled LDPE was $1,991,009 and $7,512,903, respectively, which represents a 73.50% decrease.

In early 2009 we resold a large amount of raw materials out of our inventory to other recycled plastic manufacturers in response to the negative economic conditions and in light of the business risk created by the Company’s high inventory levels. Net revenue generated from re-sales of raw materials was $7,483,107 in 2009. Because the Company’s inventory levels had decreased to desirable levels by late 2009, there were no direct sales of raw materials in late 2009 and 2010.

Revenue generated from the sales of sorted non-LDPE material increased from $756,644 in 2009 to $1,067,910 in 2010, representing an increase of 41.14%. This was due to an increase in both sales volume and selling price. Guanwei sold 4,792 tons of sorted non-LDPE material in 2010, representing an increase of 22.56% from 3,910 tons sold in the same period of 2009. A higher volume of non-LDPE material was sold during the fiscal year 2010 because the raw materials acquired during the year contained a greater proportion of high-grade LDPE plastics, enabling Guanwei to produce more higher-priced Grade A recycled LDPE, but also contained a higher level of non-LDPE plastics. The average selling price of sorted non-LDPE material increased 15.54% from approximately $193 per ton in 2009 to approximately $223 per ton in 2010. As with recycled LDPE, the average selling price of sorted non-LDPE materials has increased steadily since the first quarter of 2009.

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

The Company is applying to the relevant government agencies for an increase in its import quota for plastic waste. Pre-approval for the application has already been received from the Development Council of the Fuqing Rongqiao Economic Zone Authority and the application has been forwarded for further processing to the General Administration of Quality Supervision, Inspection and Quarantine of the PRC, the General Administration of Customs of the PRC and the Ministry of Environmental Protection of the PRC. It is anticipated that the full approval process will take approximately one year. If successful, the Company expects to increase its import quota to 150,000 tons from its current import quota of 24,000 tons in July 2011.

Other than as disclosed elsewhere in this Annual Report, we are unaware of any trends or uncertainties which have or which we reasonably expect to have a material impact on net sales or revenues from continued operations.

Cost of Revenue

	For the Fiscal Year Ended December 31, 2010	% of net revenue	For the Fiscal Year Ended December 31, 2009	% of net revenue	Change in %

Costs of manufactured recycled LDPE and sorted non-LDPE material	$30,273,792	66.47%	$23,329,862	72.30%	29.76%
Costs of imported plastic waste for direct sale	-	0.00%	6,262,944	83.69%	(100.00)%
Costs of purchased recycled LDPE	1,905,529	95.71%	7,237,894	96.34%	(73.67)%
	$32,179,321	67.70%	$36,830,700	77.93%	(12.63)%

During the years ended December 31, 2010 and 2009, our cost of revenue was $32,179,321 and $36,830,700, representing 67.70% and 77.93% of net revenue. As previously discussed, during 2009, we sold raw materials to other recycled plastics manufacturers to lower our inventory levels and purchased recycled LDPE from other recycled plastics manufacturers for resale. Because of our continued efforts to maintain lower inventory levels and based on our review of the low profitability of reselling purchased recycled LDPE, we did not directly sell raw materials and reduced our resale of purchased recycled LDPE during 2010. Accordingly, although the cost of revenue as a percentage of net revenue for 2010 decreased significantly from 2009, this trend is not expected to continue.

During the years ended December 31, 2010 and 2009, our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material was $30,273,792 and $23,329,862, representing 66.47% and 72.30% of net revenue from sales of manufactured recycled LDPE and sorted non-LDPE material. The decrease in the percentage of cost to net revenue is primarily due to an increase in selling prices during 2010. The average selling prices of manufactured recycled LDPE and sorted non-LDPE material in 2010 increased 5.93% and 15.54%, respectively, as compared to average prices during 2009.

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

Gross Profit

The overall gross profit for 2010 increased 47.18% to $15,355,324 as compared to $10,433,103 for 2009. During the fiscal year 2010, our overall gross profit margin increased to 32.30% from 22.07% in 2009. The 46.35% in overall gross profit margin was primarily attributable to the rebound in the selling price of recycled LDPE and no sales of raw materials and the significant reduction of sales of purchased recycled LDPE in 2010. The gross profit margins of sales of raw materials and purchased recycled LDPE in 2009 were 16.31% and 4.29% only, which are much lower than manufactured LDPE.

Gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material during 2010 increased by $6,331,913 to $15,269,844, or 32.12% of net revenue, from $8,937,931 for 2009. The increase in gross profit was primarily the result of the increase in selling price and sales volume. During 2010, the sales volume of manufactured recycled LDPE and sorted non-LDPE material increased 33.16% and 22.56%, and their average selling prices increased 5.93% and 15.54%. The average per-ton manufacturing cost of recycled LDPE and sorted non-LDPE material during 2010 slightly lower than that for 2009 by 1.68%.

Gross profit from direct sales of raw material 2009 was $1,220,163 or 16.31% of net revenue from sales of raw material. The Company considered the prevailing overall negative economic conditions and the high inventory risk it had in early 2009 and directly sold raw materials to other recycled plastics manufacturers in early 2009. Through the Company’s continued efforts on inventory risk management, inventory levels had been substantially reduced in late 2009 and 2010. There were no direct sales of raw materials in 2010.

Gross profit from sales of purchased recycled LDPE during 2010 was $85,480 or 4.29% of net revenue from sales of purchased recycled LDPE. The Company considered the low quality of purchased recycled LDPE and the low profit margin contributed by such resale and decided to discontinue reselling purchased recycled LDPE in 2009. However, during the third quarter of 2010, the Company generated revenue of $1,991,009 from sale of purchased recycled LDPE only for meeting the demand of certain of its existing customers.

As previously discussed, the Company’s improved washing and smashing plant and new raw material storage facility were put into use in the period. The Company’s sales volume of manufactured recycled LDPE and sorted non-LDPE material increased to 41,478 tons for 2010 from 31,149 tons for 2009. Furthermore, in order to reduce costs and secure availability of material supply, the Company will continue to work on obtaining more favorable terms and a sustainable supply of raw materials by strengthening our relationship with suppliers and developing long term supply arrangements.

Operating Expenses
	For The Fiscal Year Ended December 31,
	2010	2009	Change in %
Operating expenses
- Sales and Marketing	$346,409	$448,227	(22.72)%
-General and Administrative	1,568,653	1,155,657	35.74%
Total	$1,915,062	$1,603,884	19.40%

For the fiscal year 2010, operating expenses were $1,915,062, representing an increase of 19.40% from $1,603,884 for the fiscal year 2009. The increase was primarily due to a combined effect of a 22.72% decrease in sales and marketing expenses and a 35.74% increase in general and administrative expenses.

Sales and marketing expenses include transportation and courier costs and salesperson remuneration. In 2010, sales and marketing expenses decreased 22.72% to $346,409, as compared to $448,227 for 2009. The decrease was primarily caused by a significant decrease in transportation costs in 2010. Our customers may choose whether to pick up their products with their own vehicles, in which case the Company deducts transportation costs from the total sales price, or whether to have the Company arrange delivery, in which case the transportation costs are categorized as operating expenses. Total transportation costs for 2010 and 2009 were $110,527 and $270,529, respectively, due to more customers choosing to transport products themselves in 2010 in order to obtain a lower sales price. The Company believes this trend will continue in the foreseeable future.

General and administrative expenses primarily consist of management remuneration, depreciation and amortization, employee welfare costs, and legal and professional fees.  During 2010, general and administrative expenses increased 35.74% to $1,568,653, as compared to $1,155,657 in 2009.  This increase was primarily due to

-
the increase in payroll expenses, which increased 335.99% to $550,470 for 2010 from $126,258 for 2009 due to the rising costs of remuneration packages related to recruiting and maintaining skilled executives; and

-
the increase in legal and professional fees incurred in relation to compliance services after our share exchange transaction in November 2009 and our listing on NASDAQ on April 12, 2010, which increased 67.88% or $235,888 to $583,377 in 2010.

The increase is partially offset by the inclusion of the foreign exchange gain of $109,443 in 2010.

Interest Income and Expense

Our interest income is generated by interest earned on deposits with banks and financial institutions and interest expenses are amounts we pay in interest with respect to our borrowings. Net interest expenses (interest expenses offset by interest income) were recorded at $56,770 in the year ended December 31 2010, representing a decrease of 15.58% from $67,247 in 2009. The decrease is primarily due to the increase in interest income as a result of the higher average cash level in 2010.

We support our operations with a combination of self-generated profit and limited amount of loans from banks and financial institutions. During 2010, we had short-term borrowings of $3,716,377, consisting of a 1-year term loan from Fuqing Agricultural Cooperative Credit Union and certain 3-month term loans from China Merchants Bank. The loan from Fuqing Agricultural Cooperative Credit Union was charged at an interest rate of 5.94% annually and was due and fully repaid on January 18, 2011. The loans from China Merchants bank were secured by restricted cash at the bank of $2,280,398 and charged at interest rates ranging from 1.788% to 2.103% annually.

Net Income

During the year ended December 31, 2010, our net income increased 53.99% to $9,927,396, as compared to $6,446,941 for 2009. The improvement is primarily due to overall increased sales of recycled LDPE, which was partially offset by the Company choosing to discontinue sales of raw materials and reduced resale of purchased recycled LDPE and by the increase in cost of materials in 2010.

In order to continue to improve gross margin and net profit margin, we intend to focus on enhancing our manufacturing techniques and improving our labor efficiency. Additionally, we will continue to strengthen our relationships with our major suppliers to obtain more favorable terms, and we will enhance management control over general and administrative expenses.

Inflation

Inflationary factors, such as increases in the cost of our product and overhead costs, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

Liquidity and Capital Resources

We generally finance our operations through operating profit and through short-term borrowings from banks and financial institutions. During the reporting periods, we arranged short-term borrowing in 2010 of $3,716,377 to satisfy our financing and foreign currency needs.  These borrowings include a 1-year term loan, which was charged at an interest rate of 5.94% annually and was due and fully repaid on January 18, 2011; and certain 3-month term loans, which were charged at interest rates ranging from 1.788% to 2.103% annually and will mature in 3 months from their withdrawals. As of the date of this Annual Report, we have not experienced any difficulties due to a shortage of capital, we have not experienced any difficulty in raising funds through loans from banks and financial institutions, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our loans when they come due.  We are unaware of any trends, demands, commitments events or uncertainties that will result or be likely to result in material changes in our liquidity.

We believe that the level of financial resources is a significant factor for our future development and, accordingly, we may determine from time to time to raise capital through private debt or equity financing to strengthen the Company’s financial position, to expand our facilities and to provide us with additional flexibility to take advantage of business opportunities.  No assurances can be given that we will be successful in raising such additional capital on terms acceptable to us.

 The following table sets forth the summary of our cash flows, in USD, for the fiscal years ended December 31, 2010 and 2009:

	Year ended December 31,
	2010	2009
Net cash provided by operating activities	$7,244,599	$10,932,156
Net cash used for investing activities	$2,845,499	$22,395
Net cash provided by (used for) financing activities	$2,859,408	$(4,648,149)
Effect of exchange rate changes on cash	$379,519	$10,887
Net increase in cash and cash equivalents	$7,638,027	$6,272,499
Cash and cash equivalents at beginning of year	$7,302,209	$1,029,710
Cash and cash equivalents at end of year	$14,940,236	$7,302,209

Operating activities

During the year ended December 31, 2010, we generated net cash from operating activities of $7,244,599, representing a decrease of 33.73% from $10,932,156 for 2009. This decrease is primarily due to the fact that we did not make any direct sales of raw materials and reduced sales of purchased recycled LDPE in 2010, which was partially offset by the improvement in our operating results in 2010.

The cash provided by the change in operating assets and liabilities during the year ended December 31, 2010 decreased 154.69% to $2,227,373 net cash used, as compared to $4,072,969 net cash generated for 2009, primarily due to the higher cash requirement for inventory represented by a cash outflow of $3,763,939, compared to a cash inflow of $6,205,707. As discussed above, Guanwei sold raw materials directly from inventory in early 2009 to reduce its high inventory levels, which led to an increase in cash generated from inventory in 2009. Additionally, the decrease was partially offset by higher amounts of cash used to reduce accounts payable in early 2009. During the year ended December 30, 2009, Guanwei used $3,540,557 to reduce accounts payable, compared to $13,364 increase in accounts payable in 2010.

Investing Activities

During the fiscal year ended December 31, 2010, net cash used for investing activities was $2,845,499, representing an increase as compared to $22,395 of net cash used in investing activities in 2009. The increase is primarily attributable to higher capital expenditures to purchase property, plant and equipment in 2010 and the cash of $2,266,980 used in restricted cash to secure new short term borrowings.

Financing Activities

Cash provided by financing activities for the fiscal year ended December 31, 2010 was $2,859,408, as compared to $4,648,149 net cash used for financing activities in 2009. The increase is primarily due to a dividend, which was paid to the original shareholders of Guanwei in 2009 of $6,419,638. These shareholders include Chen Min, You Jianli, Chen Qijie and Gao Juguang, each of whom are directors of the Registrant. The Company did not pay such a dividend in 2010.

We had one 1-year term loan of $1,464,659 from the Fuqing Rural Credit Cooperatives Union as of December 31, 2010, which matured and was fully repaid in January 2011. Additionally, we obtained in 2010 certain 3-month term loans from China Merchants Bank, which were due 3 months from the date of drawing.

Working Capital

Our working capital as of December 31, 2010 was $13,390,151, as compared to working capital of $3,407,759 as of December 31, 2009, representing an increase of 292.93%. The improved working capital is mainly due to an increase of $7,638,027 in cash and cash equivalents, an increase of $2,280,398 in restricted cash, an increase of $3,911,900 in inventories, and an increase of  $2,295,798 in short term borrowings for the fiscal year ended December 31, 2010.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that the Company’s internal controls over financial reporting was effective as of December 31, 2010.

This Annual Report on Form 10-K does not include an attestation report of the Registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Registrant's registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit the Registrant to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting.

 During our fiscal year 2010, there were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, positions and offices or employments for the past five years as of the date of this filing, of the Registrant’s executive officers and directors.

Name	Age	Position(s)	Experience
Chen Min	42	Chairman of the Board of Directors, Chief Executive Officer, President
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

Chen Qijie	43	Director
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

You Jianli	48	Director
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

Gao Juguang	47	Director
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

Wang Changzhu	37	Director
Mr. Changzhu has served on the Board of Directors of the Registrant since 2009.  He founded and has served as President and CEO of Shandong Rongchen Real Property Development Corp. since 2004.  He earned a Bachelors degree in business administration from Yokohama National University in 1995.

Wang Rui	40	Director
Mr. Rui has served on the Board of Directors of the Registrant since 2009.  In 2002, Mr. Rui founded and has served as President and CEO of Tianjin Yuanchuang Shuntian Architech Design & Consulting Inc.  He earned a Bachelors degree in English Literature from Tianjin Foreign Studies University in 1991 and a Bachelors degree in Business & Commerce from University of Tokyo in 1997.

Howard Barth	58	Director
Mr. Barth has operated his own public accounting firm in Toronto, Canada since 1985, and has over 26 years of experience as a certified accountant. He served as a director of Yukon Gold Corporation, Inc. (dual listed on OTCBB and TSX) since May 2005 (and served previously as chairman of its audit committee) and was its CEO and president in 2006.  He is currently a director of Offshore Petroleum Corp. and has recently rejoined Yukon Gold Corporation, Inc. as a director. He is a member of the Canadian Institute of Chartered Accountants and the Ontario Institute of Chartered Accountants. He earned a Bachelors and Masters degree in accounting from York University. Mr. Barth has served on the Board of Directors of the Registrant since 2009.

Qin Jingshou	39	Director
Mr. Jingshou has served on the Board of Directors of the Registrant since 2009.  In 2000, he founded and has served as General Manager of Fuqing Yonghe Plastic & Rubbery Corp. inception.  Prior to that he spent 8 years working for various plastic companies in sales and marketing.  He earned a Bachelors degree in Mathematics from Fujian Normal University in 1993.

Yang Feng	41	Chief Financial Officer, Secretary, Treasurer
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

Audit Committee

The Registrant has a standing Audit Committee, which is currently comprised of the following directors of the Registrant: Howard S. Barth (Chair), Wang Rui and Qin Jinshou, each of whom is an independent director, as independence is currently defined in applicable SEC and NASDAQ rules.  The Audit Committee was established by the Board on December 4, 2009.  The Board has determined that Mr. Barth qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Barth’s level of knowledge and experience based on a number of factors, including his formal education and experience.

The Audit Committee is responsible for overseeing the Company’s corporate accounting, financial reporting practices, audits of financial statements and the quality and integrity of the Company’s financial statements and reports. In addition, the Audit Committee oversees the qualifications, independence and performance of the Company’s independent auditors. In furtherance of these responsibilities, the Audit Committee’s duties include the following: evaluating the performance of and assessing the qualifications of the independent auditors; determining and approving the engagement of the independent auditors to perform audit, review and attest services and performing any proposed permissible non-audit services; evaluating employment by the Company of individuals formerly employed by the independent auditors and engaged on the Company’s account and any conflicts or disagreements between the independent auditors and management regarding financial reporting, accounting practices or policies; discussing with management and the independent auditors the results of the annual audit; reviewing the financial statements proposed to be included in the Registrant’s Annual Report on Form 10-K; discussing with management and the independent auditors the results of the auditors’ review of the Company’s quarterly financial statements; conferring with management and the independent auditors regarding the scope, adequacy and effectiveness of internal auditing and financial reporting controls and procedures; and establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting control and auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee operates under the written Audit Committee Charter adopted by the Board in 2009, a copy of which may be obtained by writing the Chief Executive Officer of the Registrant at Guanwei Recycling Corp., c/o Fuqing Guanwei Plastic Industry Co. Ltd., Rong Qiao Economic Zone, Fuqing City, Fujian Province, People’s Republic of China 350301, attention: Chen Min, CEO.  A copy of the Audit Committee Charter is also available as an exhibit to the Current Report on Form 8-K filed by the Registrant on December 22, 2009.

Family Relationships

There are no family relationships by and between or among the members of the Board or other executives. None of the Registrant’s directors and officers are directors or executive officers of any company that files reports with the SEC except as set forth in the Biographies section above.

Legal Proceedings Involving Officers and Directors

None

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Registrant’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Registrant believes that, during that past fiscal year, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met.

Code of Ethics

The Registrant has adopted a Code of Business Conduct and Ethics that applies to the Chief Executive Officer, Chief Financial Officer, and other persons performing similar functions within the Company. We shall, without charge, provide to any person, upon request, a copy of the Code of Ethics for the Senior Financial Officers. All such requests should be mailed to: Guanwei Recycling Corp., c/o Fuqing Guanwei Plastic Industry Co. Ltd., Rong Qiao Economic Zone, Fuqing City, Fujian Province, People’s Republic of China 350301, attention: Chen Min, CEO.

As required by SEC rules, the Registrant will report within five business days the nature of any change or waiver of the Code of Ethics for Senior Financial Officers.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth compensation information concerning all cash and non-cash compensation awarded to, earned or paid to certain of our executive officers and other key employees of the Company who were serving as of the date of this Annual Report for services in all capacities during the last two (2) completed fiscal years ended December 31, 2010 and 2009. The following information includes the U.S. dollar value, based on the exchange rate of the RMB to USD on December 31, 2010, of bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Total ($)

Chen Min,	2010	101,951	101,951
CEO and Chairman (1)	2009	5,272	5,272

Chen Qije,	2010	62,358	62,358
Vice General Manager (2)	2009	5,272	5,272

You Jianli, Workshop Manager (3)	2010	62,358	62,358
	2009	5,272	5,272

Gao Juguang, Operation Manager (4)	2010	62,358	62,358
	2009	5,272	5,272

You Jianming,	2010	5,345	5,345
Operation Manager (5)	2009	5,272	5,272

Gao Fei,	2010	6,236	6,236
Vice Workshop Manager (6)	2009	6,151	6,151

**
The columns for “Bonus,” “Stock Awards,” “Option Awards,” “Non-Equity Incentive Plan Compensation,” “Non-qualified Deferred Compensation Earnings,” and “All Other Compensation” have been omitted because there were no such awards.

(1)
Chen Min’s base salary for the fiscal years ended December 31, 2010 and 2009 was RMB686,670, and RMB36,000, respectively, or $101,951 and $5,272, respectively. In 2010, the Company revised Chen Min’s salary with reference to the prevailing labor market situation in China and the Company’s performance.

(2)
Chen Qijie’s base salary for the fiscal years ended December 31, 2010 and 2009 was RMB420,000, and RMB36,000, respectively, or $62,358 and $5,272, respectively. In 2010, the Company revised Chen Qijie’s salary with reference to the prevailing labor market situation in China and the Company’s performance.

(3)
You Jianli’s base salary for the fiscal years ended December 31, 2010 and 2009 was RMB420,000 and RMB36,000, respectively, or $62,358 and $5,272, respectively. In 2010, the Company revised You Jianli’s salary with reference to the prevailing labor market situation in China and the Company’s performance.

(4)
Gao Juguang’s base salary for the fiscal years ended December 31, 2010 and 2009 was RMB420,000 and RMB36,000, respectively, or $62,358 and $5,272, respectively.  In 2010, the Company revised Gao Juguang’s salary with reference to the prevailing labor market situation in China and the Company’s performance.

(5)	You Jianming’s base salary for the fiscal years ended December 31, 2010 and 2009 was RMB36,000 and RMB36,000, respectively, or $5,345 and $5,272, respectively.

(6)	Gao Fei’s base salary for the fiscal years ended December 31, 2010 and 2009 was RMB42,000 and RMB42,000, respectively, or $6,236 and $6,151, respectively.

Each of the executive officers of the Company has entered into standard employment contracts with the Company, a form of which is incorporated as an exhibit to the Annual Report on Form 10-K as Exhibit 10.5. The contracts have 3-year terms and are otherwise consistent with the standard form prescribed by the Fujian Labor and Social Security Administration. We have no stock option, retirement, pension or profit-sharing programs for the benefit of directors, officers or other employees, but the Registrant’s Board of Directors may recommend adoption of one or more such programs in the future.

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

Director Compensation

The Registrant did not provide any compensation to its directors in the fiscal year ended December 31, 2010. We may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

Employment Agreements

We have a labor contract with each employee as required by law in the PRC. The labor contract mainly includes working content, contract period, working time, payment and other terms.

Benefit Plans

The Registrant has no stock option, retirement, pension or other profit-sharing programs for the benefit of our directors, officers or employees; however, our Board may recommend the adoption of one or more such programs in the future.

In accordance with Chinese law, we offer a welfare program pursuant to which it pays pension, accident, medical, birth, job and house allowance payments for all contract employees.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The shareholders of the Company adopted the Guanwei Recycling Corp. 2010 Omnibus Long-Term Incentive Plan (the “Plan”) at the annual shareholder meeting, which took place on November 19, 2010.  A copy of the Plan is incorporated as an exhibit to the Annual Report on Form 10-K as Exhibit 10.9.  As of the date of this report, no awards have been made under the Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth each person known by us to be the beneficial owner of five percent (5%) or more of the Registrant’s Common Stock as of March 25, 2011. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner	Amount of Direct Ownership	Amount of Indirect Ownership	Total Beneficial Ownership	Percentage of Class (1)
Fresh Generation Overseas Limited (2) Rong Qiao Economic Zone Fuqing City Fujian Province, 350301 People’s Republic of China	12,000,000	–	12,000,000	60%

Security Ownership of Management

The following table sets forth the ownership interest in the Registrant’s Common Stock, as of March 25, 2011, of all directors individually and all directors and officers as a group. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

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

Item 14. Principal Accounting Fees and Services.

Our independent accountant is BDO Limited.  As reported in the Registrant’s Current Report on Form 8-K filed on December 22, 2009, the Registrant appointed BDO Limited as its independent accountant effective as of December 16, 2009.  Our previous independent accountant was Webb & Company, PA (“Webb”).  Set forth below are aggregate fees billed by BDO Limited and Webb for professional fees rendered for the audit and quarterly reviews of the Registrant’s financial statements included in the Registrant’s Forms 10-K and 10-Q for the fiscal years ended December 31, 2010 and 2009.

AUDIT FEES

During the period beginning January 1, 2010 through December 31, 2010, the fees paid to BDO Limited were $168,000.

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

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements during fiscal 2010 and 2009.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 for fiscal 2010 and 2009.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2010 and 2009 were $0.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee has delegated pre approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date.  None of the services described above in this Item 14 were approved in advance by the Audit Committee during the fiscal year ended December 31, 2010.

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

(b)          Exhibits

EXHIBIT NO.	DESCRIPTION

2.1	Share Exchange Agreement, by and between the Registrant, Chenxin and Fresh Generation, dated November 5, 2009 (1)

2.2	Plan of Merger, adopted by the Registrant’s Board on December 4, 2009 (3)

3.1	Articles of Incorporation of the Registrant, dated December 13, 2006. (2)

3.2	Bylaws of the Registrant (2)

3.3	Certificate of Amendment to Articles of Incorporation of the Registrant, dated January 28, 2008 (2)

3.4	Articles of Merger, filed with the Secretary of State of the State of Nevada on December 16, 2009 (3)

3.5	Certificate of Incorporation of Chenxin (1)

3.6	Memorandum and Articles of Association of Chenxin (1)

3.7	Articles of Association of Guanwei (1)

3.8	Enterprise Business License of Guanwei, dated December 27, 2007 (1)

3.9	Enterprise Business License of Guanwei, dated December 23, 2008 (1)

9.1	Declaration of Trust, between Yu Banks Po Fung and Chen Min, dated November 28, 2009 (5)

10.1	Share Exchange Agreement and Stock Purchase between the Registrant and MD Mortgage Corp., dated January 15, 2007 (2)

10.2	Asset Transfer Agreement, between Fuqing State-Owned Assets Management & Investment Corp. and Guanwei, dated January 11, 2006 (1)

10.3	Land Use Certificate, issued by the Ministry of State-Owned Land Resources of the People’s Republic of China to Guanwei, dated November 8, 2006 (1)

10.4	Audit Report and Certificate, issued by Umweltagentur Erftstadt to Guanwei (5)

10.5	Form of Employment Contract (1)

10.6	Stock Purchase Agreement, between the Registrant and Marshall Davis, dated November 5, 2009 (1)

10.7	Indemnity Agreement by and between Chenxin, Fresh Generation, and Marshall Davis, dated November 5, 2009 (1)

10.8	Maximum Amount Loan with Pledge Contract, dated January 17, 2008 between Guanwei and Fuqing Rural Credit Cooperative Union (1)

10.9	Guanwei Recycling Corp. 2010 Omnibus Long-Term Incentive Plan (4)

10.10	Agreement with Fuqing Huanli Plastics Co., Ltd., dated November 1, 2008 (5)

14.1	Code of Business Conduct and Ethics (3)

16.1	Letter from Webb & Company, PA, dated December 16, 2009 (3)

21.1	List of Subsidiaries of the Registrant (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO) (5)

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO) (5)

32.1	Section 1350 Certification (CEO) (5)

32.2	Section 1350 Certification (CFO) (5)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-149013), filed on February 1, 2008.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2009.
(4)	Incorporated by reference to the Definitive Schedule 14A, filed on October 15, 2010.
(5)	Filed herewith.

GUANWEI RECYCLING CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BDO

Tel : +852 2541 5041
Fax: +852 2815 2239
www.bdo.com.hk

25th Floor Wing On Centre
111 Connaught Road Central
Hong Kong

電話：+852 2541 5041
傳真：+852 2815 2239
www.bdo.com.hk

香港干諾道中111號
永安中心25樓

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Guanwei Recycling Corp. (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2009, and the results of its operations and cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

BDO Ltd

BDO Limited
Hong Kong, March 31, 2011

BDO Limited
香港立信德豪會計師事務所有限公司

BDO Limited, a Hong Kong limited company, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

GUANWEI RECYCLING CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	As of December 31,
	2010	2009
ASSETS:

Current assets:
Cash and cash equivalents	$14,940,236	$7,302,209
Restricted cash	2,280,398	-
Accounts receivable	9,106	4,181
Account due from director	1,290	1,290
Prepayments and other current assets	473,905	638,425
Inventories	10,721,765	6,809,865
Total current assets	28,426,700	14,755,970

Property, plant and equipment, net	4,894,141	4,611,784
Land use right, net	660,941	655,295
Others	201,579	-
Total Assets	$34,183,361	$20,023,049

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Short term borrowings	$3,716,377	$1,420,579
Accounts payable	8,812,940	8,685,324
Accrued expenses and other payables	721,569	429,124
Amount due to shareholder	905,615	352,489
Income tax payable	880,048	460,695
Total current liabilities	15,036,549	11,348,211

Commitments and contingencies	-	-

Equity:
Shareholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 20,000,006 shares issued and outstanding	20,000	20,000
Additional paid-in capital	1,290,028	1,234,133
PRC statutory reserves	805,483	805,483
Retained earnings	15,835,628	5,908,232
Accumulated other comprehensive income	1,195,673	706,990
Total Shareholders’ equity	19,146,812	8,674,838

Total liabilities and shareholders’ equity	$34,183,361	$20,023,049

The accompanying notes form an integral part of these consolidated financial statements

GUANWEI RECYCLING CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)

	Year Ended December 31,
	2010	2009

Net Revenue	$47,534,645	$47,263,803

Cost of Revenue	32,179,321	36,830,700
Gross profit	15,355,324	10,433,103

Selling and marketing expenses	346,409	448,227
General and administrative expenses	1,568,653	1,155,657
Income from operations	13,440,262	8,829,219

Interest income	28,704	11,422
Interest expenses	(85,474)	(78,669)
Income before income taxes	13,383,492	8,761,972

Income taxes	3,456,096	2,315,031

Net income	$9,927,396	$6,446,941

Comprehensive Income:

Net income	$9,927,396	$6,446,941

Other comprehensive income
- Foreign currency translation adjustments	488,683	34,369

Comprehensive income	$10,416,079	$6,481,310

Earnings per share attributable to shareholders of Guanwei Recycling Corp.
– basic and diluted	$0.50	$0.49
Weighted average number of shares of common stock used in computing
basic and diluted earnings per share	20,000,006	13,249,315

The accompanying notes form an integral part of these consolidated financial statements

GUANWEI RECYCLING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in U.S. dollars)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	PRC	Retained	Comprehensive	Total
	Shares	Amount	Capital	Reserves	Earnings	Income	Equity

Balance as of January 1,2009	12,000,000	$12,000	$1,297,923	$802,428	$5,127,736	$672,621	$7,912,708
Net income	-	-	-	-	6,446,941	-	6,446,941
Dividends to Original Shareholders	-	-	-	-	(5,666,445)	-	(5,666,445)
Reverse acquisition of Hongkong Chenxin International Development Limited	8,000,006	8,000	(63,790)	-	-	-	(55,790)
Foreign currency translation adjustments	-	-	-	3,055	-	34,369	37,424
Balance as of December 31, 2009	20,000,006	$20,000	$1,234,133	$805,483	$5,908,232	$706,990	$8,674,838
Net income	-	-	-	-	9,927,396	-	9,927,396
Shareholder contribution	-	-	55,895	-	-	-	55,895
Foreign currency translation adjustments	-	-	-	-	-	488,683	488,683
Balance as of December 31, 2010	20,000,006	$20,000	$1,290,028	$805,483	$15,835,628	$1,195,673	$19,146,812

The accompanying notes form an integral part of these consolidated financial statements

GUANWEI RECYCLING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Year Ended December 31,
	2010	2009

Cash flows from operating activities:
Net income	$9,927,396	$6,446,941

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	438,563	394,494
Amortization of land use right	14,389	14,230
Loss on disposal of property, plant and equipment	2,472	3,522

Changes in operating assets and liabilities:
Accounts receivable	4,795	64,982
Amount due from director	-	18,664
Prepayments and other current assets	(36,185)	821,155
Inventories	(3,763,939)	6,205,707
Accounts payable	13,364	(3,540,557)
Accrued expenses and other payables	252,227	26,341
Income tax payable	391,517	476,677
Net cash provided by operating activities	7,244,599	10,932,156

Cash flows from investing activities:
Restricted cash	(2,266,980)	-
Purchase of property, plant and equipment	(584,467)	(24,548)
Proceeds from disposal of property, plant and equipment	5,948	2,048
Cash acquired from the Share Exchange Transaction	-	105
Net cash used for investing activities	(2,845,499)	(22,395)

Cash flows from financing activities:
Advance from shareholder	620,940	352,489
New bank borrowings	3,659,235	1,419,000
Repayment of bank borrowings	(1,420,767)	-
Dividends paid to Original Shareholders	-	(6,419,638)
Net cash flows provided by (used for) financing activities	2,859,408	(4,648,149)

Effect of exchange rate change on cash and cash equivalents	379,519	10,887

Net increase in cash and cash equivalents	7,638,027	6,272,499

Cash and cash equivalents at the beginning of year	7,302,209	1,029,710
Cash and cash equivalents at the end of year	$14,940,236	$7,302,209

Supplemental disclosure of cash flow information:
Interest received	$28,659	$11,422
Interest paid	85,215	78,669
Income taxes paid	3,064,578	1,838,354

The accompanying notes form an integral part of these consolidated financial statements

1	Organization, Nature of Business and Basis of Presentation

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

Prior to the closing of the Share Exchange, the Registrant effectuated a 3.5 for 1 forward stock split (the “Forward Split”). The number of shares of authorized common stock and the par value did not change as a result of the Forward Split. The record date for determining which shareholders were entitled to receive the Forward Split shares was November 2, 2009. The consummation of the Forward Split did not result in a change in the relative equity position or voting power of the shareholder of the Registrant. The Forward Split resulted in the increase in the number of shares of common stock issued and outstanding to 72,510,141.

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

Upon its establishment, Guanwei was owned by the Original Shareholders. Prior to November 22, 2008, Chenxin had minimal assets and no operations. On November 22, 2008, Chenxin entered into an agreement of Plan of Reorganization (the “Plan”) with the Original Shareholders, pursuant to which Chenxin issued 10,000 shares of common stock to the Original Shareholders in exchange of 100% of the registered and fully paid up capital of Guanwei.  Upon the completion of this transaction on December 23, 2008, Guanwei became a wholly-owned foreign enterprise (“WOFE”) of Chenxin and this arrangement was approved by the relevant ministries of the PRC government. The ultimate controlling parties of Guanwei are the Original Shareholders both before and after the Plan, and their controls are not transitory.  The Plan therefore involved entities or businesses under common control, so merger accounting is considered as an appropriate accounting policy for this type of common control combination.

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

The Company is organized as a single business segment and its principal activity is engaged in manufacturing and distribution of LDPE and the sales of scrap materials, including plastic.

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

As such, the Company uses the “Current rate method” to translate its PRC operations from RMB into US dollars (“USD” or “$”), as required under the Accounting Standards Codification (“ASC”) 830 “Foreign Currency Matters” (formerly SFAS No. 52, “Foreign Currency Translation” ). The assets and liabilities of its PRC operations are translated into USD using the rate of exchange prevailing at the balance sheet date. The capital accounts are translated at the historical rate. Adjustments resulting from the translation of the balance sheets of the Company’s PRC subsidiary, Guanwei, from RMB into USD are recorded in shareholders’ equity as part of accumulated comprehensive income. The statement of income and comprehensive income is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized in net income for the reporting periods. The statement of cash flows is translated at average rates during the reporting period, with the exception of issue of shares and payment of dividends which are translated at historical rates.

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

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under US GAAP, are excluded from net income. For the Company, such item primarily represents foreign currency translation gains and losses. The changes in other comprehensive income of $488,683 and $34,369 for the years ended December 31, 2010 and 2009, respectively, are foreign currency translation adjustments.

(e)	Revenue Recognition

Revenue from sales of manufactured LDPE is recognized when persuasive evidence of an arrangement exists, delivery of the goods has occurred, and customer acceptance has been obtained, which means the significant risks and ownership have been transferred to the customer, the price is fixed or determinable and collectability is reasonably assured.

Sales of scrap materials are recognized on the same basis as sales of LDPE.

Interest income is recognized on a time proportion basis, taking into account the principal amounts outstanding and the interest rates applicable.

2	Summary of Significant Accounting Policies - Continued

(f)	Income taxes

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

Effective January 1, 2007, the Company adopted ASC 740-10-25 “Income Taxes” (formerly FIN No. 48 “Accounting for Uncertainty in Income Taxes”. In accordance with ASC 740-10-25, the Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not have any such uncertain tax positions in 2010 and 2009.

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

(i)	Fair Value Disclosures of Financial Instruments

The Company adopted guidance issued by the FASB regarding fair value measurements for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). This guidance establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The FASB defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

As a basis for considering such assumptions, a three-tier fair value hierarchy prioritizes the inputs utilized in measuring fair value as follows:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

2	Summary of Significant Accounting Policies - Continued

(i)	Fair Value Disclosures of Financial Instruments - Continued

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

(j)	Inventories

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

(k)	Property, Plant and Equipment and Land Use Right

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

Land use right	Over 30 years prior to the extension of lease to 50 years and 50 years thereafter
Building	20 years
Leasehold improvements	Over terms of the leases or the useful lives, whichever is shorter
Plant and machinery	5 to 10 years
Furniture, fixtures and machinery	5 years
Motor vehicles	5 years

(l)	Impairment

In accordance with ASC 360-10-35 “Impairment or Disposal of Long-lived Assets” (formerly SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”), long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.

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

The Company determined that there was no impairment of long-lived assets as of December 31, 2010 and 2009.

2	Summary of Significant Accounting Policies - Continued

(m)	Basic and Diluted Earnings Per Share

In accordance with ASC 260 “Earnings Per Share” (formerly SFAS No. 128 “Earnings Per Share”), basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2010 and 2009, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

(n)	Related Parties

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

(o)	Cost of Revenue

Cost of revenue includes cost of materials, costs associated with processing test and shipping, wages, and depreciation of manufacturing plant and equipment, overhead and repairs and maintenance costs.

(p)	Sales and Marketing Expense

Sales and marketing expense consists of salaries, employee benefits, cost of packing materials and travelling, and transportation.

(q)	General and Administrative Expense

General and administrative expense consists of salaries, employee benefits and depreciation of office equipment, amortization of land use right, fees for legal and professional services and office consumables.

(r)	Reclassification

The Company reclassified prior year exchange loss into “General and Administrative Expenses” to conform to the current year presentation.

(s)	Recently Adopted Accounting Standards

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

2	Summary of Significant Accounting Policies - Continued

(s)	Recently Adopted Accounting Standards - Continued

Effective January 1, 2010, the Company adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The Company has updated its disclosures to comply with the updated guidance; however, adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial condition.

3	Revenue

	Year ended December 31,
	2010	2009

Sales of manufactured LDPE	$46,466,735	$39,024,052
Sales of raw materials	-	7,483,107
Sales of scrap materials	1,067,910	756,644
	$47,534,645	$47,263,803

4	Income Taxes

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

	Year ended December 31,
	2010	2009
The provision of income taxes consists of:

Current tax expenses
PRC-EIT	$3,456,096	$2,315,031

The principal reconciling items from income tax computed at the statutory rate and at the effective income tax rate are stated as follows:

	Year ended December 31,
	2010	2009

Income before income taxes	$13,383,492	$8,761,972

Computed tax at PRC statutory rate of 25%	$3,345,873	$2,190,493
(2009: 25%)
Non-deductible items	158,720	114,875
Others	(48,497)	9,663
	$3,456,096	$2,315,031

No provision for deferred taxation has been made in the consolidated financial statements as there were no significant temporary differences arising during each of the fiscal years ended December 31, 2010 and 2009 or as of the balance sheet dates.

The Company has not provided deferred taxes on undistributed earnings attributable to its subsidiaries as they are considered to be permanently reinvested.  On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by wholly-owned foreign enterprises (“WOFE”) prior to January 1, 2008 to foreign investors in 2008 will be exempt from withholding tax (“WHT”) while distribution of the profit earned by a WOFE after January 1, 2008 to its foreign investors shall be subject to WHT of 10% on the earnings prepared under PRC GAAP.

Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, the Company has not recorded any WHT on the cumulative amount of distributed and undistributed retained earnings of 2008 and thereafter. Should the Company’s subsidiaries distribute all their profits generated after 2007, the aggregate WHT amount will be approximately $1,679,000 as of December 31, 2010 and $630,000 as of December 31, 2009.

5	Restricted Cash

The Company is required to maintain certain amount of cash in banks to secure certain short term borrowings. As of December 31, 2010 and 2009, restricted cash to secure these bank borrowings totaled $2,280,398 and $0.

6	Inventories

	As of December 31,
	2010	2009

Raw materials	$8,772,550	$5,571,535
Work-in-progress	142,096	76,155
Finished goods	1,807,119	1,162,175
	$10,721,765	$6,809,865

7	Prepayments and Other Current Assets

	As of December 31,
	2010	2009

VAT recoverable	$286,441	$355,294
Prepayment and other receivables	187,464	283,131
	$473,905	$638,425

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

8	Property, Plant and Equipment

	As of December 31,
	2010	2009

Building	$4,832,601	$4,687,160
Leasehold improvement	771,287	421,124
Plant and machinery	950,361	702,858
Furniture, fixtures and office equipment	59,594	49,787
Motor vehicles	40,697	39,472
	6,654,540	5,900,401
Less: Accumulated depreciation	(1,760,399)	(1,288,617)
	$4,894,141	$4,611,784

Depreciation expense was $438,563 and $394,494 for the years ended December 31, 2010 and 2009, respectively.

A building with a carrying amount as of December 31, 2010 of $3,748,687 was pledged, along with the land use right discussed below, to secure the short-term borrowings.

9	Land Use Right, net

	As of December 31,
	2010	2009

Land use right	$753,119	$730,454
Less: Accumulated amortization	(92,178)	(75,159)
	$660,941	$655,295

Land use right with a carrying amount of $660,941 as of December 31, 2010 was pledged, along with a building discussed above, to secure the short-term borrowings. Amortization expense was $14,389 and $14,230 for the years ended December 31, 2010 and 2009, respectively.

In 2008, the land use right period was extended from 30 years to 50 years with the approval from PRC government. The amortization rate has been changed to 50 years since 2008.

10	Amount due from Directors

The balance represents the outstanding cash contribution by Yu Banks Po Fung, a director of Chenxin, for the incorporation of Chenxin. The amount is unsecured, interest free and repayable on demand.

11	Short Term Borrowings

	As of December 31,
	2010	2009

Fuqing Rural Credit Cooperative Union	$1,464,659	$1,420,579
China Merchants Bank	2,251,718	-
	$3,716,377	$1,420,579

The short term loan from Fuqing Rural Credit Cooperative Union as of December 31, 2010 and 2009 bears interest at a fixed rate of 5.94% per annum with the maturity date on January 18, 2011, and is secured by the Company’s building and land use right. The loan was fully repaid on January 18, 2011.

The short term loans from China Merchants Bank as of December 31, 2010 were due in 3 months from their dates of drawing and interest bearing at rates ranging from 1.788% to 2.103%. These short term loans were secured by the Company’s restricted cash, which amounted to $2,280,398 as of December 31, 2010.

12	Accrued Expenses and Other payables

Accrued expenses and other payables mainly represent VAT payable, deposits received from customers and accruals for operating expenses.

13	Dividends to Original Shareholders

In the fiscal year 2009, the Company declared dividends of $5,666,445 to the Original Shareholders and paid up all outstanding dividends payable prior to closing of the Share Exchange.

14	Shareholders’ Contribution

In the fiscal year 2010, the net balance of $55,895 due to the ex-shareholders for expenses incurred prior to the Share Exchange has been waived and recorded as capital contribution in the consolidated statements of shareholders’ equity.

15	PRC Reserves

Statutory Surplus Reserve Fund

Pursuant to applicable PRC laws and regulations, Guanwei is required to allocate at least 10% of its net income to the statutory surplus reserve fund until such funds reaches 50% of the subsidiary’s registered capital. The statutory surplus reserve fund can be utilized upon the approval by the relevant authorities, to offset accumulated losses or to increase registered capital, provided that such fund be maintained at a minimum of 25% of the registered capital. As Guanwei’s statutory surplus reserve fund had reached 50% of its registered capital, there were no approximation to the statutory surplus reserve fund during the fiscal years 2010 and 2009.

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

16	Pension Plan

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

During the years ended December 31, 2010 and 2009, the aggregate contributions of the Company to the pension plan were approximately $92,000 and $109,000, respectively.

17	Risk, Uncertainties and Concentration

(i)	Nature of Operations

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

As of December 31, 2010 and 2009, the Company had cash deposits of $14.9 million and $7.3 million placed with several banks and a financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in accounts with banks and financial institutions.

(iii)	Concentration of Suppliers, Customers and Restriction of Import Quota

During the years ended December 31, 2010 and 2009, there were 5 and 4 suppliers individually accounted for 10% or more of our total purchases, which account for 86% and 80%, respectively.

The Company did not have customer concentration.  No one customer was responsible for more than 10% of the Company’s revenue in fiscal year 2010 and 2009.  Sales to our five largest customers accounted for approximately 14% and 16% of our net sales during the years ended December 31, 2010 and 2009, respectively.

In the PRC, import of regenerative plastic materials is controlled by import quota. The grant of import quota to the Company is subject to review and approval by the Ministry of Environmental Protection of the PRC annually. For the years ended December 31, 2010 and 2009, the Company obtained an import quota of 24,000 tons of regenerative plastic materials for each respective year (note 19).

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

(v)	Dependence of Import Quota from a Related Company

During the years ended December 31, 2010 and 2009, import of regenerative plastic materials were heavily dependent on the import quota granted by a related company, Fuqing Huan Li Plastics Company Limited or “Huan Li” (note 19). Pursuant to the agreement dated November 1, 2008, Guanwei has been permitted use of the 35,000 tons per year import quota granted to Huanli at no cost for 10 years through October 31, 2018. Although the Company has not experienced difficulties obtaining the import quota from Huan Li in the past, the Company cannot guarantee the grant of import quota will be successfully obtained from Huan Li in the future. If the Company fails to obtain the import quota from Huan Li, the Company may have to use domestically supplied plastic wastes for manufacturing. Domestic plastic wastes are typically poorly sorted, so utilizing the domestic raw materials would increase production costs.

18	Fair Value Disclosures of Financial Instruments

The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company’s accounts receivable, and short term borrowings as of December 31, 2010 and 2009 approximate fair value.

19	Related Party Transaction and Balance

During the years ended December 31, 2010 and 2009, the Company utilized the import quota of a related party, Huan Li, for importing regenerative plastic materials at no consideration.  Huan Li is considered to be a related party since Chen Min, an officer, director and shareholder of Guanwei and an officer and director of the Registrant, is also the Chief Executive Officer, Chairman of Board of Directors and legal representative of Huan Li.

Chenxin International Limited, a shareholder of the Registrant, paid accrued expenses of $553,125 and $352,489 on behalf of the Registrant during the years ended December 31, 2010 and 2009. As of December 31, 2010 and 2009, the amount related to legal and professional fees paid by Chenxin on behalf of the Registrant were $905,615 and $352,489, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUANWEI RECYCLING CORP.

Date: March 31, 2011	By:	/s/ Chen Min
Chen Min
Chief Executive Officer, Chairman of the Board, President
(Principal Executive Officer)

Date: March 31, 2011	By:	/s/ Yang Feng
Yang Feng
Chief Financial Officer, Secretary, Treasurer
(Principal Financial and Accounting Officer)

Date: March 31, 2011	By:	/s/ Chen Qijie
Chen Qijie
Director

Date: March 31, 2011	By:	/s/ You Jianli
You Jianli
Director

Date: March 31, 2011	By:	/s/ Gao Juguang
Gao Juguang
Director

Date: March 31, 2011	By:	/s/ Wang Changzhu
Wang Changzhu
Director

Date: March 31, 2011	By:	/s/ Wang Rui
Wang Rui
Director

Date: March 31, 2011	By:	/s/ Howard Barth
Howard Barth
Director

Date: March 31, 2011	By:	/s/ Qin Jingshou
Qin Jingshou
Director