Form 10-Q
period 2011-03-31
Guanwei Recycling Corp.
filed 2011-05-16
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34962

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
Yes ☐   No ☑

As of May 13, 2011, the registrant had 20,000,006 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GUANWEI RECYCLING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$13,953,136	$14,940,236
Restricted cash	1,601,915	2,280,398
Accounts receivable	951	9,106
Inventories	10,001,650	10,721,765
Prepayments to suppliers	2,135,318	-
Prepaid expenses and other current assets	561,631	473,905
Amount due from director	1,290	1,290
Total current assets	28,255,891	28,426,700

Property, plant and equipment, net	4,817,019	4,894,141
Land use right, net	663,915	660,941
Other assets	202,474	201,579
Total Assets	$33,939,299	$34,183,361

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Short term borrowings	$1,588,171	$3,716,377
Accounts payable	7,663,689	8,812,940
Accrued expenses and other payables	566,472	721,569
Amount due to shareholder	1,085,130	905,615
Income tax payable	956,561	880,048
Total current liabilities	11,860,023	15,036,549

Equity
Shareholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized,
20,000,006 shares issued and outstanding	20,000	20,000
Additional paid-in capital	1,290,028	1,290,028
PRC statutory reserves	805,483	805,483
Retained earnings	18,550,910	15,835,628
Accumulated other comprehensive income	1,412,855	1,195,673
Total shareholders’ equity	22,079,276	19,146,812

Total liabilities and shareholders’ equity	$33,939,299	$34,183,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
 (Expressed in U.S. dollars)

	Three Months Ended March 31,
	2011	2010

Net revenue	$14,142,612	$9,494,226

Cost of revenue	9,907,512	6,173,352
Gross profit	4,235,100	3,320,874

Operating expenses
Selling and marketing expenses	88,791	48,499
General and administrative expenses	543,770	322,956
	632,561	371,455

Income from operations	3,602,539	2,949,419

Interest income	22,970	8,252
Interest expenses	(17,435)	(20,160)
Exchange gain, net	71,296	-
Income before income taxes	3,679,370	2,937,511

Income taxes	964,088	732,907

Net income	$2,715,282	$2,204,604

Comprehensive Income:

Net income	$2,715,282	$2,204,604

Other comprehensive income
- Foreign currency translation adjustments	217,182	2,833

Comprehensive income	$2,932,464	$2,207,437

Earnings per share attributable to shareholders of Guanwei Recycling Corp.
- basic and diluted	$0.14	$0.11

Weighted average number of share of common stock used in computing
basic and diluted earnings per share	20,000,006	20,000,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities
Net income	$2,715,282	$2,204,604

Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation of property, plant and equipment	129,852	98,899
Amortization of land use right	3,690	3,562

Changes in operating assets and liabilities
Accounts receivable	8,206	(396,508)
Prepayments to suppliers	(2,124,560)
Prepaid expenses and other assets	(82,099)	(215,057)
Inventories	824,368	2,541,306
Accounts payable	(1,232,140)	(2,015,076)
Accrued expenses and other payables	(161,085)	450,071
Income tax payable	67,273	260,238
Net cash provided by operating activities	148,787	2,932,039

Cash flows from investing activities
Restricted cash	698,014	-
Purchase of property, plant and equipment	(3,877)	(2,984)
Net cash provided by (used for) investing activities	694,137	(2,984)

Cash flows from financing activities
Advance from shareholder	179,515	48,200
New bank borrowings	1,589,467	1,420,767
Repayment of bank borrowings	(3,744,359)	(1,402,767)
Net cash (used in) provided by financing activities	(1,975,377)	48,200

Effect of exchange rate change on cash and cash equivalents	145,353	2,447

Net (decrease) increase in cash and cash equivalents	(987,100)	2,979,702

Cash and cash equivalents at the beginning of period	14,940,236	7,302,209
Cash and cash equivalents at the end of period	$13,953,136	$10,281,911

Supplemental disclosure of cash flow information
Interest received	$(22,970)	$(8,252)
Interest paid	17,435	20,160
Income taxes paid	896,814	472,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Notes to Financial Statements.

1         Summary of Significant Accounting Policies

Guanwei Recycling Corp. (the “Registrant”) operates through its wholly-owned subsidiary, Hongkong Chenxin International Development Limited (“Chenxin”), a company incorporated in Hong Kong, and Chenxin’s wholly-owned subsidiary, Fuqing Guanwei Plastic Industry Co., Limited, a company incorporated in Fuzhou City, Fujian Province, PRC on April 9, 2005 as a wholly domestic-owned enterprise with an operating period up to April 8, 2055 (“Guanwei”, and together with the Registrant and Chenxin, hereafter referred to as the “Company”). The Company is organized as a single business segment and is principally engaged in the manufacturing and distribution of low density polyethylene (“LDPE”) and the sales of scrap materials, including plastic.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for annual financial statements are not included herein. In management’s opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our 2010 audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2010 is derived from our 2010 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Effective January 1, 2007, the Company adopted ASC 740-10-25 “Income Taxes” (formerly FIN No. 48 “Accounting for Uncertainty in Income Taxes”). In accordance with ASC 740-10-25, the Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such unrecognized tax benefits. The Company did not have any such uncertain tax positions in the three months ended March 31, 2011 and 2010, and as of the balance sheet dates.

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

3         Revenue

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Sales of recycled LDPE	$13,927,369	$9,319,708
Sales of scrap materials	215,243	174,518
	$14,142,612	$9,494,226

4           Income Taxes

No provision for US or Hong Kong profits tax has been made as the Company has no assessable profit for tax purposes during the periods.

The Company provides for PRC Enterprise Income Tax (“PRC - EIT”) at a rate of 25% (2010: 25%), after offsetting losses brought forward, if any, on the basis of its income for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for PRC-EIT.

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

The provision of income taxes consists of current tax expense
PRC – EIT	$964,088	$732,907

The principal reconciling items from income tax computed at the statutory rate and at the effective income tax rate are stated as follows:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Income before income taxes	$3,679,370	$2,937,511

Computed tax at PRC statutory rate of 25%	919,843	734,378
Non-deductible items	44,712	38,438
Others	(467)	(39,909)
	$964,088	$732,907

No provision for deferred taxation has been made in the consolidated financial statements as there were no significant temporary differences arising during each of the three months ended March 31, 2011 and 2010 or as of the balance sheet dates.

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

Should the Company’s subsidiaries distribute all their profits generated after December 31, 2007, the aggregate withholding tax amount will be approximately $1,965,800 and $1,679,000 as of March 31, 2011 and December 31, 2010, respectively.

5         Inventories

	March 31,	December 31,
	2011	2010
	(Unaudited)
Raw materials	$9,090,843	$8,772,550
Work-in-progress	101,618	142,096
Finished goods	809,189	1,807,119
	$10,001,650	$10,721,765

6           Short Term Borrowings

	March 31,	December 31,
	2011	2010
	(Unaudited)
Fuqing Rural Credit Cooperative Union	$-	$1,464,659
China Merchants Bank	1,588,171	2,251,718
	$1,588,171	$3,716,377

The short term loan from Fuqing Rural Credit Cooperative Union as of December 31, 2010 bore interest at a fixed rate of 5.94% per annum and a maturity date of January 20, 2011, and was secured by the Company’s building and land use right. The loan was fully repaid on January 18, 2011.

As of March 31, 2011 and December 31, 2010, the short term loans from China Merchants Bank have three month terms and bear interest at rates ranging from 1.788% to 2.103%. These short term loans are secured by the Company’s restricted cash, which amounted to $1,601,915 and $2,280,398 as of March 31, 2011 and December 31, 2010, respectively.

7           PRC Reserves

Statutory Surplus Reserve Fund

Pursuant to applicable PRC laws and regulations, Guanwei is required to allocate at least 10% of its net income to the statutory surplus reserve fund until such funds reaches 50% of the subsidiary’s registered capital. The statutory surplus reserve fund can be utilized upon the approval by the relevant authorities, to offset accumulated losses or to increase registered capital, provided that such fund be maintained at a minimum of 25% of the registered capital. As Guanwei’s statutory surplus reserve fund had already reached 50% of its registered capital, there were no appropriations to the statutory surplus reserve fund during the three months ended March 31, 2011 and 2010.

Statutory Public Welfare Fund

Pursuant to PRC laws and regulations as applicable to PRC domestic-owned enterprises, Guanwei, the Company’s subsidiary in the PRC, is required to allocate a certain amount of its net income to the statutory public welfare fund determined by its board of directors. Guanwei ceased to allocate such funds since it became a foreign-owned enterprise in December 2008. The staff welfare fund can only be used to provide staff welfare facilities and other collective benefits to the employees. This fund is non-distributable other than upon liquidation of Guanwei. During the three months ended March 31, 2011 and 2010, the board of directors of Guanwei determined no appropriations to statutory public welfare fund.

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

During the three months ended March 31, 2011 and 2010, the aggregate contributions of the Company to the pension plan were approximately $33,000 and $24,000, respectively.

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

As of March 31, 2011 and December 31, 2010, the Company had cash deposits of $13.9 million and $14.9 million placed with several banks and a financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in accounts with banks and financial institutions.

(iii)           Concentration of Suppliers, Customers

During the three months ended March 31, 2011 and 2010, there were four and three suppliers, respectively, who each accounted for 10% or more of our total purchases, and who in the aggregate account for 66% and 72% of our total purchases, respectively.

The Company did not have customer concentration. No one customer was responsible for more than 10% of the Company’s revenue in the three months ended March 31, 2011 and 2010.

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

10           Related Party Transactions and Balance

Chenxin International Limited, a shareholder of the Registrant, paid accrued expenses of $179,515 and $48,200 on behalf of the Registrant during the three months ended March 31, 2011 and 2010, respectively. These amounts were related to legal and professional fees paid by Chenxin International Limited on behalf of the Registrant and were outstanding as amount due to shareholder on the consolidated balance sheets as of March 31, 2011 and December 31, 2010.

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

Forward Looking Statements

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our consolidated financial statements and their related notes included in this Quarterly Report and the Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2010. This report contains forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Business Overview

The Company operates its business through its indirect wholly-owned subsidiary, Guanwei, which is located in Fuqing City, Fujian Province, PRC. Guanwei imports and recycles low density polyethylene (“LDPE”) plastic scrap material into granular plastic for use in the manufacture of various consumer products, and is one of the largest manufacturers of recycled LDPE in China. Guanwei is one of the few plastic recyclers in China to import most of its raw materials (i.e. plastic waste) from foreign suppliers (primarily Germany) where the cost of processing plastic waste is significantly higher than in China. Guanwei’s products are sold to customers in a wide range of industries, including shoe manufacturing, architecture and engineering products, industrial equipment and supplies, and chemical and petrochemical manufacturing.

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

The Company’s corporate offices are located at Rong Qiao Economic Zone, Fuqing City, Fujian Province, People’s Republic of China, 350301.

Critical Accounting Policies, Estimates and Assumptions

Accounting Principles

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements. These financial statements are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP” for interim financial information), which requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenditures, to disclose contingent assets and liabilities on the date of the financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. The most significant estimates and assumptions include revenues recognition, valuation of inventories and provisions for income taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Quarterly Report reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

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

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carry-forwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of March 31, 2011, the Company has undistributed profits of approximately $19,658,000 that are subject to withholding tax when distributed. Since the Company intends to reinvest these undistributed profits to further expand its businesses and does not intend to declare dividends, the Company has not recorded a withholding tax in relation to these undistributed profits. Should the Company’s distribute all these profits, the aggregate withholding tax will amount to approximately $1,965,800 based on the current tax rate of 10% of the undistributed earnings prepared under PRC GAAP after 2007.

The Company has no material uncertain tax positions as of March 31, 2011 or unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters as an income tax expense. As of March 31, 2011, there were no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

We estimate the net realizable value for finished goods and work-in-progress based primarily upon the latest invoice prices and current market conditions. If the market value of an inventory drops below its carrying value, we record a write-off to cost of sales for the difference between the carrying cost and the market value. During the three months ended March 31, 2011 and 2010, the Company recorded no inventory write down. We carry out an inventory review at each quarter-end.

Results of Operations for the Three Months Ended March 31, 2011 Compared To the Three Months Ended March 31, 2010

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in USD.

	For The Three Months Ended March 31,
	2011	2010	Change in %
Net revenue	$14,142,612	$9,494,226	48.96%
Cost of revenue	$9,907,512	$6,173,352	60.49%
Gross profit	$4,235,100	$3,320,874	27.53%
Operating expenses	$632,561	$371,455	70.29%
Interest (income) expenses and exchange (gain) loss, net	$76,831	$(11,908)	745.20%
Net income	$2,715,282	$2,204,604	23.16%

Net Revenue

The following table sets forth a summary of our net revenue by categories for the periods indicated, in USD.

	For The Three Months Ended March 31,
	2011	2010	Change in %
Sales of recycled LDPE	$13,927,369	$9,319,708	49.44%
Sales of non- LDPE materials	215,243	174,518	23.34%
	$14,142,612	$9,494,226	48.96%

Our revenues are primarily derived from sales of recycled LDPE and non-LDPE waste material. We manufacture recycled LDPE from plastic waste. The raw materials (i.e. plastic waste) we use in our operations generally contain approximately 8-10% of non-LDPE plastic waste, such as polyethylene terephthalate, polypropylene, or acrylonitrile butadiene styrene. We sort and classify these non-LDPE materials and sell them unprocessed to other recycled plastic manufacturers who use these products.

During the second quarter of 2010, the Company completed the construction projects involving our washing and smashing plant. The washing and smashing plant is a key component in the Company's manufacturing process. After being sorted from the non-LDPE material, all LDPE material is smashed and cut into pieces by one of eight smashing machines before being washed and cleaned several times in order to eliminate impurities. After completion of the construction projects, the washing pools were drained and excavated to increase their depth, some components of the pools' vortex pumps were replaced, and the engine size of the pumps was enlarged to enhance their efficiency. The improved washing pools allow the Company to enhance the cleanliness of the recycled LDPE material, which results in a higher quality end-product with improved elasticity. This is particularly desirable for the many customers who mix recycled LDPE with virgin plastics.

In late 2010, the construction on the new raw material storage facilities, which is more than 4,000 square meters, was completed and put into use. Raw materials were relocated to the new storage facilities and the old raw material warehouse was converted for expansion of the Company's classification and sorting operations, which will allow for future increases in production capacity. Currently, the Company’s full production capacity is 65,000 tons per year if we operate three shifts.

Revenue generated during the three months ended March 31, 2011 from the sale of manufactured recycled LDPE was $13,927,269, as compared to $9,319,708 for the same period of 2010, which represents an increase of 49.44%. This increase was due to an increase in both sales volume and selling price of manufactured recycled LDPE.  The Company sold 12,233 tons of manufactured recycled LDPE in the three months ended March 31, 2011, representing an increase of 37.92% from the 8,870 tons sold in the corresponding period of 2010. The average selling price of recycled LDPE increased 8.37% from approximately $1,051 per ton in the three months ended March 31, 2010 to approximately $1,139 per ton in the same period in 2011. In view of the strong demand for our products, we believe this trend should positively impact our revenues going forward.

Revenue generated from the sales of sorted non-LDPE material increased from $174,518 in the three months ended March 31, 2010 to $215,243 in the same period of 2011, representing an increase of 23.34%. This was mainly due to an increase in selling price. Guanwei sold 817 tons of sorted non-LDPE material in the three months ended March 31, 2011, representing a decrease of 10.32% from 911 tons sold in the same period of 2010. The average selling price of sorted non-LDPE material increased 37.53% from approximately $192 per ton in the three months ended March 31, 2010 to approximately $264 per ton in the same period in 2011. As with recycled LDPE, the average selling price of sorted non-LDPE materials has increased steadily from the three months ended March 31, 2010 to the same period of 2011.

Our revenue may be affected by the import quotas granted by the PRC’s Ministry of Environmental Protection.  Guanwei has been approved for an import quota of 24,000 tons of plastic waste per year.  Additionally, on November 1, 2008, Guanwei entered into an agreement pursuant to which it is permitted to use, at no cost and for a period of 10 years, the 35,000 tons per year import quota granted to Fuqing Huan Li Plastics Company Limited (“Huan Li”). Chen Min, our Chief Executive Officer and Chairman of the Board, is also the Chief Executive Officer, Chairman of the Board and legal representative of Huan Li. There can be no guarantee that Huan Li’s import quota will be available to us after the expiration of the agreement. If we are unable to use Huan Li’s import quota or obtain the grant of import quota from the Ministry of Environment Protection, our revenue and results of operations would be materially adversely affected. Please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for further information and other factors that may affect our revenue.

The Company is applying to the relevant government agencies for an increase in its import quota for plastic waste. Pre-approval for the application has already been received from the Development Council of the Fuqing Rongqiao Economic Zone Authority and the application has been forwarded for further processing to the General Administration of Quality Supervision, Inspection and Quarantine of the PRC, the General Administration of Customs of the PRC and the Ministry of Environmental Protection of the PRC. The Company is in the final stages of obtaining approval to increase its import quota from 24,000 tons to 150,000 tons.  Upon obtaining this approval, the Company will have an effective aggregate import quota of 185,000 tons (including the 35,000 tons in the name of Huan Li).  The Company expects to obtain the approval for the increased import quota in July 2011.

Other than as disclosed elsewhere in this Quarterly Report, we are unaware of any trends or uncertainties which have or which we reasonably expect to have a material impact on net sales or revenues from continued operations.

Cost of Revenue

	For the Three Months Ended March 31, 2011	% of net revenue	For the Three Months Ended March 31, 2010	% of net revenue	Change in %

Costs of manufactured recycled LDPE and sorted non-LDPE material	$9,907,512	70.05%	$6,173,352	65.02%	60.49%

Our cost of revenue consists of the costs of plastic waste raw materials for production, labor costs and overhead related to production.

During the three months ended March 31, 2011 and 2010, our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material was $9,907,512 and $6,173,352, respectively, representing 70.05% and 65.02% of net revenue from sales of manufactured recycled LDPE and sorted non-LDPE material, respectively. The increase in the percentage of cost to net revenue is primarily due to the fact that the increase in manufacturing cost of recycled LDPE and sorted non–LDPE material is higher than the increase in average selling prices.

Because our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material consists primarily of the purchase price of imported plastic waste for production, we have limited influence on such costs. The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions. The average manufacturing cost of recycled LDPE and sorted non-LDPE material increased by 20.29% from the first quarter of 2010 to the first quarter of 2011.

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

Gross Profit

Gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material during the three months ended March 31, 2011 increased $914,226 to $4,235,100 from $3,320,874 for the same period of 2010. The increase in gross profit was primarily the result of the increase in selling price and sales volume. During the three months ended March 31, 2011, the sales volume of manufactured recycled LDPE increased 37.92% over the same period of 2010, and the sale volume of sorted non-LDPE material decreased 10.32% over the same period of 2010, and their average selling prices increased 8.37% and 37.53%, respectively, as compared to the same period of 2010.

Although the selling prices of both manufactured recycled LDPE and sorted non-LDPE waste increased, the gross profit margin of manufactured recycled LDPE and sorted non-LDPE for the three months ended March 31, 2011 decreased by 5.03% period over period from 34.98% for the three months ended March 31, 2010 to 29.95% for the same period of 2011. This decrease in gross profit margin is primarily attributable to the increase in average per-ton manufacturing cost, which increased by 20.45%, or $127 per ton, from $621 per ton for the three months ended March 31, 2010 to $748 for the same period of 2011. The increases in raw material costs and manufacturing overhead contributed 14.81% and 5.48%, respectively, to the increase in manufacturing costs.

The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions, and the import-related costs are mainly dependent on the delivery terms agreed with suppliers. In order to reduce costs and to secure availability of raw material supplies, the Company will continue to work on obtaining more favorable terms and a sustainable supply of materials by strengthening our relationship with suppliers and by developing long term supply arrangements.

Operating Expenses

	For The Three Months Ended March 31,
	2011	2010	Change in %
Operating expenses
- Sales & Marketing	$88,791	$48,499	83.08%
- G&A	543,770	322,956	68.37%
Total	$632,561	$371,455	70.29%

For the three months ended March 31, 2011, operating expenses were $632,561, representing an increase of 70.20% from $371,455 for the three months ended March 31, 2010. The increase was primarily due to a 83.08% increase in sales and marketing expenses and a 68.37% increase in general and administrative expenses.

Sales and marketing expenses include transportation costs, advertising expenses and salesmen remunerations. In the three months ended March 31, 2011, sales and marketing expenses increased 83.08% to $88,791, as compared to $48,499 for the same period in 2010. The increase was primarily caused by the increase in wages to new delivery department employees (the number of employees in the transportation department increased from 14 employees for the three months ended March 31, 2010 to 21 employees in the same period of 2011), and the increase in transportation costs due to increased sales growth.

General and administrative expenses primarily consist of management remuneration, depreciation and amortization, staff-related costs, and legal and professional fees.  During the three months ended March 31, 2011, general and administrative expenses increased 68.27% to $543,431, as compared to $322,956 in the same period of 2010.  This increase was primarily due to the rising cost of remuneration packages related to recruiting and maintaining executives and skilled employees, the increase staff-related costs, the increase in legal and professional fees incurred in relation to ongoing compliance requirements as a result of our share exchange transaction in November 2009 and our listing on NASDAQ on April 12, 2010.

Interest Income and Expense

Our interest income is generated by interest earned on deposits with banks and financial institutions and interest expenses are amounts we pay in interest with respect to our borrowings. Net interest income (interest income offset by interest expenses) was recorded at $5,535 in the three months ended March 31 2011, representing an increase of 146.48% from net interest expenses of $11,908 in the same period of 2010. The increase is primarily due to the increase in interest income in the three months ended March 31, 2011 as a result of the higher bank balances during the period.

We support our operations with a combination of self-generated profit and limited amount of loans from banks and financial institutions. As of March 31, 2011, we had short term borrowings of $1,588,171 from China Merchants Bank, which were secured by restricted cash at the bank of $1,601,915 and charged at rates ranging from 1.788% to 2.103% annually.

Net Income

During the three months ended March 31, 2011, our net income increased 23.16% to $2,715,282 from $2,204,604 for the same period of 2010. The increase in net income is primarily due to the $914,226 increase in gross profit which was largely driven by the increase in sales volume and selling prices in the current quarter, but was partially offset by an increase of $261,106 in operating expenses and an increase of $231,181 in income taxes resulting from higher operating income.

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

Liquidity and Capital Resources

We generally finance our operations through operating profit and occasionally through short-term borrowings from banks and financial institutions. We arranged short-term loans of $1,588,171 during the three months ended March 31, 2011 to satisfy our financing needs.  The interest rates on these loans are ranging from 1.788% to 2.103% annually and it will mature in three months of drawing. As of the date of this Quarterly Report, we have not experienced any difficulties due to a shortage of capital, we have not experienced any difficulty in raising funds through loans from banks and financial institutions, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our loans when they come due.  We are unaware of any trends, demands, commitments events or uncertainties that will result or be likely to result in material changes in our liquidity.

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

The following table sets forth the summary of our cash flows, in USD, for the three months ended March 31, 2011 and 2010:

	Three Months ended March 31,
	2011	2010
Net cash provided by operating activities	$148,787	$2,932,039
Net cash provided by (used for) investing activities	$694,137	$(2,984)
Net cash provided by (used for) financing activities	$(1,975,377)	$48,200
Effect of exchange rate changes on cash	$145,353	$2,447
Net increase (decrease) in cash and cash equivalents	$(987,100)	$2,979,702
Cash and cash equivalents at beginning of period	$14,940,236	$7,302,209
Cash and cash equivalents at end of period	$13,953,136	$10,281,911

Operating activities

During the three months ended March 31, 2011, we generated net cash from operating activities of $148,787, representing a decrease of 94.93% from $2,932,039 for the same period in 2010. This is mainly due to the increase in cash used in operating assets and liabilities during the three months ended March 31, 2010, which increased by $3,325,011 or 632.02% to $2,700,037, as compared to $624,974 net cash provided in the same period of 2010.  This increase is primarily attributable to:

-
an increase in cash used in prepayments to suppliers for plastic waste supplies for the coming months, which amounted to $2,124,560 cash used in the three months ended March 31, 2011 as compared to no prepayments to suppliers in the same period in 2010;

-
a decrease in cash provided by inventories, which amounted to $824,368 cash provided in the three months ended March 31, 2011 as compared to $2,541,306 cash provided by the decrease in inventories in the same period in 2010; and

-	an increase in cash used in accrued expenses and other payables, which amounted to $161,085 in the three months ended March 2011 as compared to $450,071 cash inflow in the same period in 2010;

and, which is partly offset by a decrease in cash used in accounts payable, which amounted to $1,232,140 cash used in the three months ended March 31, 2011 compared to $2,015,076 used in the same period in 2010.

 Investing Activities

During the three months ended March 31, 2011, net cash provided by investing activities was $694,137, a $697,121 increase as compared to $2,984 net cash used in investing activities in the same period of 2010. The increase is primarily attributable to the cash refund as a result of the decrease of restricted cash in the three months ended March 31, 2011.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2011 was $1,975,377, as compared to $48,200 net cash provided by financing activities in the same period of 2010. The change is primarily due to $2,154,892 net cash used in repaying bank loans in the three months ended March 31, 2011.

Working Capital

Our working capital as of March 31, 2011 and December 31, 2010 was $16,395,868 and $13,390,151 respectively, representing an increase of $3,005,717 or 22.45%. The improved working capital is primarily due to a decrease of $2,128,206 in short term borrowings and a decrease of $1,149,251 in accounts payable for the three months ended March 31, 2011 as compared to that as of December 31, 2010. We aim to continue to improve the level of working capital through enhanced levels of productivity and increased revenue and efficiently controlling costs.

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

Item 4.Controls and Procedures.

Disclosure controls and procedures

The Registrant’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Based upon such officers' evaluation of these controls and procedures as of the end of the period covered by this quarterly report, the Certifying Officers have concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Registrant in this quarterly report is accumulated and communicated to management, including to the principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

During the three months ended March 31, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None

Item  6. Exhibits

(a)	Financial Statements

Our financial statements as set forth in the Index to Financial Statements included as Item 1 hereto are hereby incorporated by reference.

(b)	Exhibits

EXHIBIT NO.	DESCRIPTION
2.1	Share Exchange Agreement, by and between the Registrant, Chenxin and Fresh Generation, dated November 5, 2009 (1)

2.2	Plan of Merger, adopted by the Registrant’s Board on December 4, 2009 (3)

3.1	Articles of Incorporation of the Registrant, dated December 13, 2006. (2)

3.2	Bylaws of the Registrant (2)

3.3	Certificate of Amendment to Articles of Incorporation of the Registrant, dated January 28, 2008 (2)

3.4	Articles of Merger, filed with the Secretary of State of the State of Nevada on December 16, 2009 (3)

3.5	Certificate of Incorporation of Chenxin (1)

3.6	Memorandum and Articles of Association of Chenxin (1)

3.7	Articles of Association of Guanwei (1)

3.8	Enterprise Business License of Guanwei, dated December 27, 2007 (1)

3.9	Enterprise Business License of Guanwei, dated December 23, 2008 (1)

9.1	Declaration of Trust, between Yu Banks Po Fun and Chen Min, dated November 28, 2009 (7)

10.1	Share Exchange Agreement and Stock Purchase between the Registrant and MD Mortgage Corp., dated January 15, 2007 (2)

10.2	Asset Transfer Agreement, between Fuqing State-Owned Assets Management & Investment Corp. and Guanwei, dated January 11, 2006 (1)

10.3	Land Use Certificate, issued by the Ministry of State-Owned Land Resources of the People’s Republic of China to Guanwei, dated November 8, 2006 (1)

10.4	Audit Report and Certificate, issued by Umweltagentur Efftstadt to Guanwei (7)

10.5	Form of Employment Contract (1)

10.6	Stock Purchase Agreement, between the Registrant and Marshall Davis, dated November 5, 2009 (1)

10.7	Indemnity Agreement by and between Chenxin, Fresh Generation, and Marshall Davis, dated November 5, 2009 (1)

10.8	Maximum Amount Loan with Pledge Contract, dated January 17, 2008 between Guanwei and Fuqing Rural Credit Cooperative Union (1)

10.9	Sales Confirmation, dated May 3, 2010, between TM Recycling GmbH and Guanwei (4)

10.10	Sales Contract, dated as of July 7, 2010, between Guanwei and Sunshine Handels & Consulting GmbH. (5)

10.11	Guanwei Recycling Corp. 2010 Omnibus Long-Term Incentive Plan (6)

10.12	Agreement with Fuqing Huanli Plastics Co., Ltd., dated November 1, 2008 (7)

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO) *

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO) *

32.1	Section 1350 Certification (CEO) *

32.2	Section 1350 Certification (CFO) *

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-149013), filed on February 1, 2008.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2009.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed on May 17, 2010.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 12, 2010.

(6)	Incorporated by reference to the Registrant’s Definitive Schedule 14A, filed on October 15, 2010.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2011.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUANWEI RECYCLING CORP.

Date: May 16, 2011	By:	/s/ Chen Min
Chen Min
Chief Executive Officer, Chairman of the Board, President
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Yang Feng
Yang Feng
Chief Financial Officer, Secretary, Treasurer
(Principal Financial and Accounting Officer)