Form 10-Q
period 2011-06-30
Guanwei Recycling Corp.
filed 2011-08-15
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 11, 2011, the registrant had 20,000,006 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                     Financial Statements.

GUANWEI RECYCLING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$14,325,332	$14,940,236
Restricted cash	782,032	2,280,398
Accounts receivable	2,844,452	9,106
Inventories	9,264,698	10,721,765
Prepaid expenses and other current assets	167,284	473,905
Amount due from director	1,290	1,290
Total current assets	27,385,088	28,426,700

Property, plant and equipment, net	5,120,198	4,894,141
Land use right, net	668,857	660,941
Other assets	203,968	201,579
Total Assets	$33,378,111	$34,183,361

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Short term borrowings	$775,752	$3,716,377
Accounts payable	3,795,430	8,812,940
Accrued expenses and other payables	637,149	721,569
Amount due to shareholder	1,137,980	905,615
Income tax payable	1,172,818	880,048
Total current liabilities	7,519,129	15,036,549

Equity
Shareholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 20,000,006 shares issued and outstanding	20,000	20,000
Additional paid-in capital	1,290,028	1,290,028
PRC statutory reserves	805,483	805,483
Retained earnings	22,004,270	15,835,628
Accumulated other comprehensive income	1,739,201	1,195,673
Total shareholders’ equity	25,858,982	19,146,812

Total liabilities and shareholders’ equity	$33,378,111	$34,183,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenue	$15,757,662	$9,116,737	$29,900,274	$18,610,963

Cost of revenue	10,662,286	6,289,854	20,569,798	12,463,206
Gross profit	5,095,376	2,826,883	9,330,476	6,147,757

Operating expenses
Selling and marketing expenses	115,154	59,682	203,945	108,181
General and administrative expenses	428,956	410,655	972,726	731,300
	544,110	470,337	1,176,671	839,481

Income from operations	4,551,266	2,356,546	8,153,805	5,308,276

Interest income	24,443	8,576	47,413	16,828
Interest expenses	(7,779)	(21,626)	(25,214)	(41,786)
Exchange gain, net	59,828	14,447	131,124	12,136
Others	10,398	-	10,398	-
Income before income taxes	4,638,156	2,357,943	8,317,526	5,295,454

Income taxes	1,184,796	686,958	2,148,884	1,419,865

Net income	$3,453,360	$1,670,985	$6,168,642	$3,875,589

Comprehensive Income:

Net income	$3,453,360	$1,670,985	$6,168,642	$3,875,589

Other comprehensive income
- Foreign currency translation adjustments	326,346	64,213	543,528	67,046

Comprehensive income	$3,779,706	$1,735,198	$6,712,170	$3,942,635

Earnings per share attributable to shareholders of Guanwei Recycling Corp. – basic and diluted	$0.17	$0.09	$0.31	$0.20

Weighted average number of share of common stock used in computing basic and diluted earnings per share	20,000,006	20,000,006	20,000,006	20,000,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities
Net income	$6,168,642	$3,875,589

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	261,623	198,159
Amortization of land use right	7,428	7,134

Changes in operating assets and liabilities
Accounts receivable	(2,802,418)	(319,677)
Prepaid expenses and other current assets	314,695	181,957
Inventories	1,687,698	4,162,671
Accounts payable	(5,163,003)	(5,674,662)
Accrued expenses and other payables	(98,724)	50,296
Income tax payable	269,081	212,282
Net cash provided by operating activities	645,022	2,693,749

Cash flows from investing activities
Restricted cash	1,533,705	-
Purchase of property, plant and equipment	(372,121)	(3,811)
Net cash provided by (used in) investing activities	1,161,584	(3,811)

Cash flows from financing activities
Advance from shareholder	232,365	398,781
New bank borrowings	766,800	1,420,767
Repayment of bank borrowings	(3,759,262)	(1,420,767)
Net cash (used in) provided by financing activities	(2,760,097)	398,781

Effect of exchange rate change on cash and cash equivalents	338,587	56,336

Net (decrease) increase in cash and cash equivalents	(614,904)	3,145,055

Cash and cash equivalents at the beginning of period	14,940,236	7,302,209
Cash and cash equivalents at the end of period	$14,325,332	$10,447,264

Supplemental disclosure of cash flow information
Interest received	$25,214	$16,828
Interest paid	25,288	41,786
Income taxes paid	1,880,047	1,207,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Notes to Financial Statements.

1	Summary of Significant Accounting Policies

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

From time to time, revenue is deferred for upfront payments for sales of recycled LDPE received and is included in accrued expenses and other payables until the significant risks and ownership of the goods have been transferred to the customers and the price is fixed and determinable and collectability is reasonably assured.

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

Effective January 1, 2007, the Company adopted ASC 740-10-25 “Income Taxes” (formerly FIN No. 48 “Accounting for Uncertainty in Income Taxes”). In accordance with ASC 740-10-25, the Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such unrecognized tax benefits. The Company did not have any such uncertain tax positions in the three months and six months ended June 30, 2011 and 2010, and as of the balance sheet dates.

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

(h)	Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2011, the FASB issued ASU No. 2011-04 “Amendment to achieve common fair value measurement and disclosure requirements in US GAAP and IFRSs” (“ASU 2011-04”), which clarify how to measure and disclose fair value. The amendment clarifies the intent behind the application of existing fair value measurements and disclosures and other amendments which change principles or requirements for fair value measurements or disclosures. The amendment becomes effective prospectively for the Company’s interim period ending March 31, 2012. Early application is not permitted. The Company does not expect the amendment to have a material impact on its financial position, result of operations or cash flows.

2	Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales of recycled LDPE	$15,397,409	$8,859,007	$29,324,778	$18,178,715
Sales of scrap materials	360,253	257,730	575,496	432,248
	$15,757,662	$9,116,737	$29,900,274	$18,610,963

3	Income Taxes

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

The provision of income taxes consists of current tax expense
PRC - EIT	$1,184,796	$686,958	$2,148,884	$1,419,865

The principal reconciling items from income tax computed at the statutory rate and at the effective income tax rate are stated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income before income taxes	$4,638,156	$2,357,943	$8,317,526	$5,295,454

Computed tax at PRC statutory rate of 25%	1,159,539	589,486	2,079,382	1,323,864
Non-deductible items	18,575	97,472	63,287	135,910
Under-provision in prior periods	7,129	-	7,129	-
Others	(447)	-	(914)	(39,909)
	$1,184,796	$686,958	$2,148,884	$1,419,865

No provision for deferred taxation has been made in the consolidated financial statements as there were no significant temporary differences arising during each of the six months and three months ended June 30, 2011 and 2010 or as of the balance sheet dates.

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

Should the Company’s subsidiaries distribute all their profits generated after December 31, 2007, the aggregate withholding tax amount will be approximately $2,321,000 and $1,679,000 as of June 30, 2011 and December 31, 2010, respectively.

4	Inventories

	June 30,	December 31,
	2011	2010
	(Unaudited)
Raw materials	$8,507,100	$8,772,550
Work-in-progress	138,103	142,096
Finished goods	619,495	1,807,119
	$9,264,698	$10,721,765

5	Short Term Borrowings

	June 30,	December 31,
	2011	2010
	(Unaudited)
Fuqing Rural Credit Cooperatives Union	$-	$1,464,659
China Merchants Bank	-	2,251,718
Industrial Bank	775,752	-
	$775,752	$3,716,377

The short term loan from Fuqing Rural Credit Cooperatives Union as of December 31, 2010 bore interest at a fixed rate of 5.94% per annum and a maturity date of January 20, 2011, and was secured by the Company’s building and land use right. The loan was fully repaid on January 18, 2011.

The short term loans from China Merchants Bank as of December 31, 2010 each had a term of three months and bore interest at rates ranging from 1.788% to 2.103% per annum. These short term loans were secured by the Company's restricted cash. The loans were fully repaid in the second quarter this year.

As of June 30, 2011, the short term loans from Industrial Bank each have three month terms and bear interest at a rate of 2.5% per annum. These short term loans are secured by the Company’s restricted cash.

6	Accrued Expense and Other Payables

	June 30,	December 31,
	2011	2010
	(Unaudited)
Deposits from customers	$9,082	$36,039
VAT payable	127,293	-
Accrued payroll	258,740	336,601
Accrued expenses	242,034	348,929
	$637,149	$721,569

7	PRC Reserves

Statutory Surplus Reserve Fund

Pursuant to applicable PRC laws and regulations, Guanwei is required to allocate at least 10% of its net income to the statutory surplus reserve fund until such funds reaches 50% of the subsidiary’s registered capital. The statutory surplus reserve fund can be utilized upon the approval by the relevant authorities, to offset accumulated losses or to increase registered capital, provided that such fund be maintained at a minimum of 25% of the registered capital. As Guanwei’s statutory surplus reserve fund had already reached 50% of its registered capital, there were no appropriations to the statutory surplus reserve fund during the six months and three months ended June 30, 2011 and 2010.

Statutory Public Welfare Fund

Pursuant to PRC laws and regulations as applicable to PRC domestic-owned enterprises, Guanwei, the Company’s subsidiary in the PRC, is required to allocate a certain amount of its net income to the statutory public welfare fund determined by its board of directors (the “Board”). Guanwei ceased to allocate such funds since it became a foreign-owned enterprise in December 2008. The staff welfare fund can only be used to provide staff welfare facilities and other collective benefits to the employees. This fund is non-distributable other than upon liquidation of Guanwei. During the six months and three months ended June 30, 2011 and 2010, the board of directors of Guanwei determined no appropriations to statutory public welfare fund.

8	Distribution of Profits

The Company is a holding company incorporated in the United States and its cash flow depends on dividends from Guanwei. In order for the Company to distribute any dividends to its shareholders, the Company will rely on dividends distributed by Guanwei. PRC regulations currently permit payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Under current PRC laws and regulations, Guanwei is required, where applicable, to allocate a portion of its net profit to PRC statutory reserves before distributing dividends, including at least 10% of its net profit to PRC statutory reserves until the balance of such fund has reached 50% of its registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Further, if our PRC operating company incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. The Company’s restricted net assets as of June 30, 2011 and December 31, 2010 are $2,044,119.

Assuming Guanwei distributes dividends to the Company, dividends will be paid on our common stock only at the discretion of the Board and will be contingent upon our financial condition, results of operations, current and anticipated cash needs, restrictions contained in current or future financing instruments, plans for expansion and such other factors as the Board deems relevant. The Company does not have any present plan to pay any cash dividends on our common stock in the foreseeable future. The Company presently intends to retain all earnings, if any, for use in our business operations and accordingly, the Board does not anticipate declaring any cash dividends for the foreseeable future.

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

During the three months ended June 30, 2011 and 2010, the aggregate contributions of the Company to the pension plan were approximately $34,000 and $23,000, respectively.

During the six months ended June 30, 2011 and 2010, the aggregate contributions of the Company to the pension plan were approximately $67,000 and $47,000, respectively.

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

As of June 30, 2011 and December 31, 2010, the Company had cash deposits of $14.3 million and $14.9 million placed with several banks and a financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in accounts with banks and financial institutions.

(iii)	Concentration of Suppliers, Customers

During the three months ended June 30, 2011 and 2010, there were five and three suppliers, respectively, who each accounted for 10% or more of our total purchases, and who in the aggregate account for 75% and 89% of our total purchases, respectively.

During the six months ended June 30, 2011 and 2010, there were five and three suppliers, respectively, who each accounted for 10% or more of our total purchases, and who in the aggregate account for 74% and 93% of our total purchases, respectively.

The Company did not have customer concentration. No one customer was responsible for more than 10% of the Company’s revenue in the three months and six months ended June 30, 2011 and 2010.

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

The Company does not enter into any hedging transactions in an effort to reduce exposure to foreign exchange risk.

11	Related Party Transactions and Balance

Chenxin International Limited, a shareholder of the Registrant which is controlled by Mr. Wang Rui, a director of the Company, has an arrangement with the Company pursuant to which Chenxin International Limited has paid accrued expenses of $52,850 and $350,581 on behalf of the Registrant during the three months ended June 30, 2011 and 2010, respectively; and paid accrued expenses of $232,365 and $398,781 on behalf of the Registrant during the six months ended June 30, 2011 and 2010, respectively. These amounts were related to legal and professional fees paid by Chenxin International Limited on behalf of the Registrant and were outstanding as amount due to shareholder on the consolidated balance sheets as of June 30, 2011 and December 31, 2010. This arrangement is not reflected in any written agreement and is typical of PRC business practices in the region where the Company is located.

12	Reclassification

Comparative figures of foreign exchange gain or loss have been reclassified from general and administrative expenses to exchange gain on the face of the statement of income and comprehensive income in conformity to the current period’s presentation.

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

Forward Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act.  We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements.  These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements.  These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.  Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K and Item 1A, “Risk Factors” for the year ended December 31, 2010.

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

From time to time, revenue is deferred for upfront payments for sales of recycled LDPE received and is included in accrued expenses and other payables until the significant risks and ownership of the goods have been transferred to the customers and the price is fixed and determinable and collectability is reasonably assured.

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

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carry-forwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of June 30, 2011, the Company has undistributed profits of approximately $23,212,000 that are subject to withholding tax when distributed. Since the Company intends to reinvest these undistributed profits to further expand its businesses and does not intend to declare dividends, the Company has not recorded a withholding tax in relation to these undistributed profits. Should the Company’s distribute all these profits, the aggregate withholding tax will amount to approximately $2,321,200 based on the current tax rate of 10% of the undistributed earnings prepared under PRC GAAP after 2007.

The Company has no material uncertain tax positions as of June 30, 2011 or unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters as an income tax expense. As of June 30, 2011, there were no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

We estimate the net realizable value for finished goods and work-in-progress based primarily upon the latest invoice prices and current market conditions. If the market value of an inventory drops below its carrying value, we record a write-off to cost of sales for the difference between the carrying cost and the market value. During the six months and three months ended June 30, 2011 and 2010, the Company recorded no inventory write down. We carry out an inventory review at each quarter-end.

(d)	Impairment of Long-lived Assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable, such as change of business plan, obsolescence, and continuous losses suffered. We assess recoverability of assets by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. In determining estimates of future cash flows, we have to exercise significant judgment in terms of projection of future cash flows and assumptions. If the estimated undiscounted cash flows are less than the carrying amount then we perform the second step of the analysis and compare the fair value to the carrying amount. Fair value is determined using various approaches, including discounted future cash flows, independent appraisals or other relevant methods. If the carrying amount of the asset exceeds its fair value, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. The fair value of the asset then becomes the asset’s new carrying value, which we depreciate or amortize over the remaining estimate useful life of the asset where appropriate. We may incur impairment losses in future periods if factors influencing our estimates change. Historically, we have not had an impairment charge on our long-lived assets.

Results of Operations for the Three Months Ended June 30, 2011 Compared To the Three Months Ended June 30, 2010

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in USD.

	For The Three Months Ended June 30,
	2011	2010	Change in %
Net revenue	$15,757,662	$9,116,737	72.84%
Cost of revenue	$10,662,286	$6,289,854	69.52%
Gross profit	$5,095,376	$2,826,883	80.25%
Operating expenses	$544,110	$470,337	15.69%
Interest income and exchange gain, net	$(86,890)	$(1,397)	6,119.76%
Net income	$3,453,360	$1,670,985	106.67%

Net Revenue

The following table sets forth a summary of our net revenue by categories for the periods indicated, in USD.

	For The Three Months Ended June 30,
	2011	2010	Change in %
Sales of recycled LDPE	$15,397,409	$8,859,007	73.81%
Sales of non- LDPE materials	360,253	257,730	39.78%
	$15,757,662	$9,116,737	72.84%

Our revenues are primarily derived from sales of recycled LDPE and non-LDPE waste materials. We manufacture recycled LDPE from plastic waste. The raw materials (i.e. plastic waste) we use in our operations generally contain approximately 8-10% of non-LDPE plastic waste, such as polyethylene terephthalate, polypropylene, or acrylonitrile butadiene styrene. We sort and classify these non-LDPE materials and sell them unprocessed to other recycled plastic manufacturers who use these products.

During the second quarter of 2010, the Company completed the improvement projects involving our washing and smashing plant. The washing and smashing plant is a key component in the Company's manufacturing process. After being sorted from the non-LDPE material, all LDPE material is smashed and cut into pieces by one of eight smashing machines before being washed and cleaned several times in order to eliminate impurities. After completion of the construction projects, the washing pools were drained and excavated to increase their depth, some components of the pools' vortex pumps were replaced, and the engine size of the pumps was enlarged to enhance their efficiency. The improved washing pools allow the Company to enhance the cleanliness of the recycled LDPE material, which results in a higher quality end-product with improved elasticity. This is particularly desirable for the many customers who mix recycled LDPE with virgin plastics.

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

Revenue generated during the three months ended June 30, 2011 from the sale of manufactured recycled LDPE was $15,397,409, as compared to $8,859,007 for the same period of 2010, which represents an increase of 73.81%. This increase was due to an increase in both sales volume and selling price of manufactured recycled LDPE.  The Company sold 13,136 tons of manufactured recycled LDPE in the three months ended June 30, 2011, representing an increase of 54.52% from the 8,501 tons sold in the corresponding period of 2010. The average selling price of recycled LDPE increased 12.48% from approximately $1,042 per ton in the three months ended June 30, 2010 to approximately $1,172 per ton in the same period in 2011. In view of the strong demand for our products, we believe this trend should positively impact our revenues going forward.

Revenue generated from the sales of sorted non-LDPE material increased from $257,730 in the three months ended June 30, 2010 to $360,253 in the same period of 2011, representing an increase of 39.78%. This was mainly due to an increase in selling volume due to strong demand. Guanwei sold 1,817 tons of sorted non-LDPE material in the three months ended June 30, 2011, representing an increase of 48.69% from 1,222 tons sold in the same period of 2010. The average selling price of sorted non-LDPE material decreased 6.16% from approximately $211 per ton in the three months ended June 30, 2010 to approximately $198 per ton in the same period in 2011.

Our revenue may be affected by the import quotas granted by the PRC’s Ministry of Environmental Protection.  Guanwei was previously approved for an import quota of 24,000 tons of plastic waste per year. Guanwei entered into an agreement, dated November 1, 2008, pursuant to which Guanwei has been permitted to use, at no cost, the 35,000 tons per year import quota granted to Fuqing Huan Li Plastics Company Limited (“Huan Li”) for a term of 10 years. Chen Min, our Chief Executive Officer and Chairman of the Board, is also the Chief Executive Officer, Chairman of the Board and legal representative of Huan Li. There can be no guarantee that Huan Li’s import quota will be available to us after the expiration of the agreement. If we are unable to use Huan Li’s import quota or obtain the grant of import quota from the Ministry of Environment Protection, our revenue and results of operations would be materially adversely affected. Please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for further information and other factors that may affect our revenue.

On July 11, 2011, Guanwei received the official government approval for expansion of its quota for imported plastic waste. Pursuant to the approval, Guanwei's import quota increased from 24,000 tons to 64,000 tons in 2011. Together with the import quota of 35,000 tons contracted from Huan Li, the Company has import quota of 99,000 tons in 2011.

Other than as disclosed elsewhere in this Quarterly Report, we are unaware of any trends or uncertainties which have or which we reasonably expect to have a material impact on net sales or revenues from continued operations.

Cost of Revenue

	For the Three Months Ended June 30, 2011	% of net revenue	For the Three Months Ended June 30, 2010	% of net revenue	Change in %

Costs of manufactured recycled LDPE and sorted non-LDPE materials	$10,662,286	67.66%	$6,289,854	68.99%	69.52%

Our cost of revenue consists of the costs of plastic waste raw materials for production, labor costs and overhead related to production.

During the three months ended June 30, 2011 and 2010, our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material was $10,662,286 and $6,289,854, respectively, representing 67.66% and 68.99% of net revenue from sales of manufactured recycled LDPE and sorted non-LDPE materials, respectively. The decrease in the percentage of cost to net revenue is primarily due to the fact that the increase in average selling prices is higher than the increase in manufacturing cost of recycled LDPE and sorted non-LDPE materials.

Because our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material consists primarily of the purchase price of imported plastic waste for production, we have limited influence on such costs. The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions. The average manufacturing cost of recycled LDPE and sorted non-LDPE material increased by 10.23% from the second quarter of 2010 to the second quarter of 2011.

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

Gross Profit

Gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material during the three months ended June 30, 2011 increased $2,268,493 to $5,095,376 from $2,826,883 for the same period of 2010. The increase in gross profit was primarily the result of the increase in selling price and sales volume. During the three months ended June 30, 2011, the sales volume of manufactured recycled LDPE increased 54.52% over the same period of 2010, and the sales volume of sorted non-LDPE material increased 48.69% over the same period of 2010. The average selling prices of manufactured recycled LDPE increased 12.48% and the average selling price of sorted non-LDPE plastic decreased 6.16%, as compared to the same period of 2010.

The gross profit margin of manufactured recycled LDPE and sorted non-LDPE for the three months ended June 30, 2011 increased by 1.33% period over period from 31.01% for the three months ended June 30, 2010 to 32.34% for the same period of 2011. This increase in gross profit margin is due to the increase in overall average selling price of manufactured recycled LDPE and sorted non-LDPE material, which is higher than the average per-ton manufacturing cost of manufactured recycled LDPE and sorted non-LDPE material for the three months ended June 30, 2011. As compared to the three months ended June 30, 2010, the overall average selling price of manufactured recycled LDPE and sorted non-LDPE material and its average per-ton manufacturing cost increased by 12.48% and 10.23%, respectively, in the second quarter of 2011.

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

Operating Expenses

	For The Three Months Ended June 30,
	2011	2010	Change in %
Operating expenses
- Sales & Marketing	$115,154	$59,682	92.95%
- General and Administrative	428,956	410,655	4.46%
Total	$544,110	$470,337	15.69%

For the three months ended June 30, 2011, operating expenses were $544,110, representing an increase of 15.69% from $470,337 for the three months ended June 30, 2010. The increase was primarily due to a 92.95% increase in sales and marketing expenses and a 4.46% increase in general and administrative expenses.

Sales and marketing expenses include transportation costs, advertising expenses and salesmen remunerations. In the three months ended June 30, 2011, sales and marketing expenses increased 92.95% to $115,154, as compared to $59,682 for the same period in 2010. The increase was primarily caused by the increase in wages of new delivery department employees (the number of employees in the transportation department increased from 16 employees for the three months ended June 30, 2010 to 20 employees in the same period of 2011), and the increase in transportation costs due to increased sales growth.

General and administrative expenses primarily consist of management remuneration, depreciation and amortization, staff-related costs, and legal and professional fees.  During the three months ended June 30, 2011, general and administrative expenses increased 4.46% to $428,956, as compared to $410,655 in the same period of 2010.  This increase was primarily due to the rising cost of remuneration packages related to recruiting and maintaining executives and skilled employees and the increase staff-related costs, which is partly offset by the decrease in legal and professional fees. The legal and professional fees for the three months ended June 30, 2010 were higher due to our listing on NASDAQ on April 12, 2010.

Interest Income and Expense

Our interest income is generated by interest earned on deposits with banks and financial institutions and interest expenses are amounts we pay in interest with respect to our borrowings. Net interest income (interest income offset by interest expenses) was recorded at $16,664 in the three months ended June 30, 2011, representing an increase of 227.69% from net interest expenses of $13,050 in the same period of 2010. The difference is primarily due to the increase in interest income in the three months ended June 30, 2011 as a result of the higher bank balances during the period.

We support our operations with a combination of self-generated profit and limited amount of loans from banks and financial institutions. As of June 30, 2011, we had short term borrowings of $775,752 from Industrial Bank, which were secured by restricted cash at the bank of $782,032 and charged at a rate of 2.5% annually.

Net Income

During the three months ended June 30, 2011, our net income increased $1,782,375 or 106.67% to $3,453,360 from $1,670,985 for the same period of 2010. The increase in net income is primarily due to the $2,268,493 increase in gross profit which was largely driven by the increase in sales volume and selling prices of manufactured recycled LDPE in the current quarter, but was partially offset by an increase of $73,773 in operating expenses and an increase of $497,838 in income taxes resulting from higher operating income.

In order to continue to improve gross margin and net profit margin, we intend to focus on enhancing our manufacturing techniques and improving our labor efficiency. Additionally, we will continue to strengthen our relationships with our major suppliers to obtain more favorable terms, and we will enhance management control over the general and administrative expenses.

Results of Operations for the Six Months Ended June 30, 2011 Compared To the Six Months Ended June 30, 2010

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in USD.

	For The Six Months Ended June 30,
	2011	2010	Change in %
Net revenue	$29,900,274	$18,610,963	60.66%
Cost of revenue	$20,569,798	$12,463,206	65.04%
Gross profit	$9,330,476	$6,147,757	51.77%
Operating expenses	$1,176,671	$839,481	40.17%
Interest (income) expenses and exchange (gain) loss, net	$(163,721)	$12,822	(1,376.88)%
Net income	$6,168,642	$3,875,589	59.17%

Net Revenue

The following table sets forth a summary of our net revenue by categories for the periods indicated, in USD.

	For The Six Months Ended June 30,
	2011	2010	Change in %
Sales of recycled LDPE	$29,324,778	$18,178,715	61.31%
Sales of non- LDPE materials	575,496	432,248	33.14%
	$29,900,274	$18,610,963	60.66%

Revenue generated during the six months ended June 30, 2011 from the sale of manufactured recycled LDPE was $29,324,778, as compared to $18,178,715 for the same period of 2010, which represents an increase of 61.31%. This increase was due to an increase in both sales volume and selling price of manufactured recycled LDPE.  The Company sold 25,369 tons of manufactured recycled LDPE in the six months ended June 30, 2011, representing an increase of 46.04% from the 17,371 tons sold in the corresponding period of 2010. The average selling price of recycled LDPE increased 10.41% from approximately $1,047 per ton in the six months ended June 30, 2010 to approximately $1,156 per ton in the same period in 2011. As mentioned above, the Company’s improvement projects concerning smashing and washing plant and warehousing facilities were completed in the second quarter of 2010. As a result, the Company’s production in the first half of 2010 was lower. The Company believed that the completion of these construction projects should positively impact revenues going forward.

Revenue generated from the sales of sorted non-LDPE material increased from $432,248 in the six months ended June 30, 2010 to $575,496 in the same period of 2011, representing an increase of 33.14%. This was mainly due to an increase in selling volume. Guanwei sold 2,633 tons of sorted non-LDPE material in the six months ended June 30, 2011, representing an increase of 23.44% from 2,133 tons sold in the same period of 2010. The average selling price of sorted non-LDPE material increased 7.88% from approximately $203 per ton in the six months ended June 30, 2010 to approximately $219 per ton in the same period in 2011.

Cost of Revenue

	For the Six Months Ended June 30, 2011	% of net revenue	For the Six Months Ended June 30, 2010	% of net revenue	Change in %

Costs of manufactured recycled LDPE and sorted non-LDPE material	$20,569,798	68.79%	$12,463,206	66.97%	65.04%

During the six months ended June 30, 2011 and 2010, our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material was $20,569,798 and $12,463,206, respectively, representing 68.79% and 66.97% of net revenue from sales of manufactured recycled LDPE and sorted non-LDPE material, respectively. The increase in the percentage of cost to net revenue is primarily due to the fact that the increase in manufacturing cost of recycled LDPE and sorted non-LDPE material is higher than the increase in average selling prices. The average per-ton manufacturing cost of recycled LDPE and sorted non-LDPE material increased by 14.96% from the first half of 2010 to the first half of 2011 as a result of the increase in cost of plastic waste in the period.

Gross Profit

Gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material during the six months ended June 30, 2011 increased $3,182,719 to $9,330,476 from $6,147,757 for the same period of 2010. The increase in gross profit was primarily the result of the increase in selling price and sales volume. During the six months ended June 30, 2011, the sales volume of manufactured recycled LDPE and sorted non-LDPE material increased 46.04% and 23.44% over the same period of 2010. The average selling prices of manufactured recycled LDPE and sorted non-LDPE material increased 10.41% and 7.88% as compared to the same period of 2010.

The gross profit margin of manufactured recycled LDPE and sorted non-LDPE for the six months ended June 30, 2011 decreased by 1.82% period over period from 33.03% for the six months ended June 30, 2010 to 31.21% for the same period of 2011. This decrease in gross profit margin is primarily attributable to the increase in average per-ton manufacturing cost, which increased by 14.96%, or $96 per ton, from $639 per ton for the three months ended June 30, 2010 to $735 for the same period of 2011 as a result of the increase in cost of plastic waste in the period.

Operating Expenses

	For The Six Months Ended June 30,
	2011	2010	Change in %
Operating expenses
- Sales & Marketing	$203,945	$108,181	88.52%
- General and Administrative	972,726	731,300	33.01%
Total	$1,176,671	$839,481	40.17%

For the six months ended June 30, 2011, operating expenses were $1,176,671, representing an increase of 40.17% from $839,481 for the six months ended June 30, 2010. The increase was primarily due to a 88.52% increase in sales and marketing expenses and a 33.01% increase in general and administrative expenses.

Sales and marketing expenses include transportation costs, advertising expenses and salesmen remunerations. In the six months ended June 30, 2011, sales and marketing expenses increased 88.52% to $203,945, as compared to $108,181 for the same period in 2010. The increase was primarily caused by the increase in wages to new delivery department employees (the number of employees in the transportation department increased from 16 employees for the six months ended June 30, 2010 to 20 employees in the same period of 2011), and the increase in transportation costs due to increased sales growth.

General and administrative expenses primarily consist of management remuneration, depreciation and amortization, staff-related costs, and legal and professional fees.  During the six months ended June 30, 2011, general and administrative expenses increased 33.01% to $972,726, as compared to $731,300 in the same period of 2010.  This increase was primarily due to the rising cost of remuneration packages related to recruiting and maintaining executives and skilled employees and the increase staff-related costs, which is partly offset by the decrease in legal and professional fees. The legal and professional fees for the six months ended June 30, 2010 were higher due to our listing on NASDAQ on April 12, 2010.

Interest Income and Expense

Our interest income is generated by interest earned on deposits with banks and financial institutions and interest expenses are amounts we pay in interest with respect to our borrowings. Net interest income (interest income offset by interest expenses) was recorded at $22,199 in the six months ended June 30, 2011, representing an increase of 188.95% from net interest expenses of $24,958 in the same period of 2010. The increase is primarily due to the increase in interest income in the six months ended June 30, 2011 as a result of the higher bank balances during the period, and the decrease in interest expenses in the six months ended June 30, 2011 as a result of the lower borrowing balance during the period.

We support our operations with a combination of self-generated profit and limited amount of loans from banks and financial institutions. As of June 30, 2011, we had short term borrowings of $775,752 from Industrial Bank, which were secured by restricted cash at the bank of $782,032 and charged at a rate of 2.5% per annum.

Net Income

During the six months ended June 30, 2011, our net income increased $2,293,053 or 59.17% to $6,168,642 from $3,875,589 for the same period of 2010. The increase in net income is primarily due to the $3,182,719 increase in gross profit which was largely driven by the increase in sales volume and selling prices of manufactured recycled LDPE in the first half of 2011, but was partially offset by an increase of $337,190 in operating expenses and an increase of $729,019 in income taxes resulting from higher operating income.

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

Liquidity and Capital Resources

We generally finance our operations through operating profit and occasionally through short-term borrowings from banks and financial institutions. We arranged short-term loans of $775,752 during the six months ended June 30, 2011 to satisfy our financing needs.  The interest rate on these loans is 2.5% annually and it will mature in three months of drawing. As of the date of this Quarterly Report, we have not experienced any difficulties due to a shortage of capital, we have not experienced any difficulty in raising funds through loans from banks and financial institutions, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our loans when they come due.  We are unaware of any trends, demands, commitments events or uncertainties that will result or be likely to result in material changes in our liquidity.

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

The following table sets forth the summary of our cash flows, in USD, for the six months ended June 30, 2011 and 2010:

	Six Months ended June 30,
	2011	2010
Net cash provided by operating activities	$645,022	$2,693,749
Net cash provided by (used in) investing activities	$1,161,584	$(3,811)
Net cash provided by (used in) financing activities	$(2,760,097)	$398,781
Effect of exchange rate changes on cash	$338,587	$56,336
Net (decrease) increase in cash and cash equivalents	$(614,904)	$3,145,055
Cash and cash equivalents at beginning of period	$14,940,236	$7,302,209
Cash and cash equivalents at end of period	$14,325,332	$10,447,264

Operating activities

During the six months ended June 30, 2011, we generated net cash for operating activities of $645,022, representing a decrease of 76.05% as compared to the net cash generated from operating activities of $2,693,749 for the same period in 2010.

This is mainly due to the increase in cash used in operating assets and liabilities during the six months ended June 30, 2011, which increased by $4,405,538 or 317.60% to $5,792,671, as compared to $1,387,133 net cash used in the same period of 2010. This increase is primarily attributable to an increase in cash used in accounts receivable of $2,482,741 in the six months ended June 30, 2011 as compared to the same period in 2010 as a result of the granting of 30-days credit period to certain customers with long term and good relationships with the Company and with current creditworthiness, which is partly offset by a decrease in cash provided by inventories, which amounted to $1,687,698 cash provided in the six months ended June 30, 2011 as compared to $4,162,671 cash provided by the decrease in inventories in the same period in 2010.

Investing Activities

During the six months ended June 30, 2011, net cash provided by investing activities was $1,161,584, a $1,165,395 increase as compared to $3,811 net cash used in investing activities in the same period of 2010. The increase is primarily attributable to the cash refund as a result of the decrease of restricted cash in the six months ended June 30, 2011.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2011 was $2,760,097, as compared to $398,781 net cash provided by financing activities in the same period of 2010. The change is primarily due to an increase in cash used in repaying bank loans of $2,338,495 and the decrease in cash provided by new loans of $653,967 in the six months ended June 30, 2011.

Working Capital

Our working capital as of June 30, 2011 and December 31, 2010 was $19,865,959 and $13,390,151 respectively, representing an increase of $6,475,808 or 48.36%. The improved working capital is primarily due to a decrease of $2,940,625 in short term borrowings~~,~~ and a decrease of $5,017,510 in accounts payable for the six months ended June 30, 2011 as compared to that as of December 31, 2010. We aim to continue to improve the level of working capital through enhanced levels of productivity and increased revenue and efficiently controlling costs.

Dividends

We are a holding company with no material operations of our own. We conduct our operations primarily through Guwanwei, our PRC operating subsidiary in China. As a result, our ability to pay dividends and to finance any debt we may incur depends upon dividends paid by Guanwei. If Guanwei or any newly formed subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us. In addition, Guanwei is permitted to pay dividends to us only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Under PRC laws and regulations, Guanwei is required to allocate at least 10% of its after-tax profits each year, if any, to PRC statutory reserves before distributing dividends until the balance of such fund has reached 50% of its registered capital. Guanwei with foreign investment is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund at the discretion of the board. Although the PRC statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of Guanwei, the reserve funds are not distributable as cash dividends except in the event of liquidation of Guanwei.

Foreign Cash

As of June 30, 2011 and December 31, 2010, the Company had cash deposits of $14.3 million and $14.9 million placed with several banks and a financial institution in the People’s Republic of China, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions.

If the foreign cash and cash equivalents are expatriated to finance any needs of our operations in the U.S., we may need to accrue and pay U.S. taxes. Currently, we have not provided for U.S. income and foreign withholding taxes on undistributed earnings of our PRC operating subsidiary since we intend to reinvest our earnings to further expand our businesses in mainland China and do not intend to declare dividends to our U.S. holding company in the foreseeable future.

Foreign Exchange

A majority of our net revenue and expenditures are denominated in the Renminbi. However, the price of raw materials that we buy from foreign suppliers is denominated in the U.S. dollar and European Union euro. As a result, fluctuations in the exchange rate between the European Union euro or the U.S. dollar and the Renminbi will affect the cost of such raw materials to us and will affect our results of operations and financial condition.

Approximately 0.97% and 1.81% of our purchases for the three months and six months ended June 30, 2011 were denominated in the European Union euro, and the rest of our purchases were denominated in the U.S. dollar and Renminbi. Accordingly we believe that any movement in the exchange rate between the European Union euro and the Renminbi will have insignificant impact on our operating income.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time.  The exchange rates at June 30, 2011, March 31, 2011 and December 31, 2010 were approximately 6.4716, 6.5564 and 6.6227 Renminbi to 1 U.S. dollar, respectively.  Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars.  We recognized a foreign currency translation gain of approximately $326,346 and $64,213 for the three month periods ended June 30, 2011 and 2010, and of $543,528 and $67,406 for the six month periods ended June 30, 2011 and 2010.  If the exchange rate were to increase by 10% to US$1 = RMB7.1188 at June 30, 2011 and US$1 = RMB7.2120 at March 31, 2011, our foreign currency translation gain would potentially decrease by approximately $257,723 and $2,224,351, respectively, for the three months and six months ended June 30, 2011. If the exchange rate were to decrease by 10% to US$1 = RMB5.8244 at June 30, 2011 and US$1 = RMB RMB5.9008, our foreign currency translation gain would potentially increase by approximately $169,528 and $2,231,599, respectively, for the three months and six months ended June 30, 2011.

Trend Information

Other than as disclosed elsewhere in this quarterly report, we are not aware of any trends, uncertainties, demands, commitments or events that are reasonably likely to have a material adverse effect on our revenues, income, profitability, liquidity or capital resources, or that caused the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

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

Item 4.                     Controls and Procedures.

Disclosure controls and procedures

The Registrant’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company, and to evaluate the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive & Financial Officer and, as appropriate to allow for timely decisions regarding required disclosure.

Based on the evaluation of these disclosure controls and procedures, the Certifying Officers have concluded that these disclosure controls and procedures were effective at the Evaluation Date.

Changes in Internal Control Over Financial Reporting.

During the three months ended June 30, 2011, there were no changes in our internal controls over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101.1
The following financial statements from Guanwei Recycling Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (1) condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010; (ii) condensed consolidated statements of income and comprehensive income for the three months and six months ended June 30, 2011 and 2010; and (iii) condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010. *

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

GUANWEI RECYCLING CORP.

Date: August 15, 2011	By:	/s/ Chen Min
Chen Min
Chief Executive Officer, Chairman of the Board, President
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Yang Feng
Yang Feng
Chief Financial Officer, Secretary, Treasurer
(Principal Financial and Accounting Officer)