Form 10-Q
period 2011-09-30
Guanwei Recycling Corp.
filed 2011-11-14
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

86-591 8536 6197 (Registrant’s telephone number, including area code)

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

As of November 7, 2011, the registrant had 20,000,006 shares of its common stock issued and outstanding.

TABLE OF CONTENTS

		PAGE
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited)	3
	Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	5
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	(Removed and Reserved)	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

	SIGNATURES	27

PART I – FINANCIAL INFORMATION

Item 1.                     Financial Statements.

GUANWEI RECYCLING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$15,080,995	$14,940,236
Restricted cash	-	2,280,398
Accounts receivable	3,511,454	9,106
Inventories	11,053,385	10,721,765
Prepaid expenses and other current assets	1,052,808	473,905
Amount due from director	1,290	1,290
Total current assets	30,699,932	28,426,700

Property, plant and equipment, net	6,485,410	4,894,141
Construction in progress	1,236,880	-
Land use right, net	677,313	660,941
Other assets	206,534	201,579
Total assets	$39,306,069	$34,183,361

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Short term borrowings	$-	$3,716,377
Accounts payable	6,698,603	8,812,940
Accrued expenses and other payables	485,933	721,569
Amount due to shareholder	1,220,530	905,615
Income tax payable	1,139,064	880,048
Total current liabilities	9,544,130	15,036,549

Shareholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 20,000,006 shares issued and outstanding	20,000	20,000
Additional paid-in capital	1,290,028	1,290,028
PRC statutory reserves	805,483	805,483
Retained earnings	25,380,028	15,835,628
Accumulated other comprehensive income	2,266,400	1,195,673
Total shareholders’ equity	29,761,939	19,146,812

Total liabilities and shareholders’ equity	$39,306,069	$34,183,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
 (Expressed in U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net revenue	$16,679,012	$14,983,816	$46,579,286	$33,594,779

Cost of revenue	11,722,192	9,989,728	32,291,990	22,452,934
Gross profit	4,956,820	4,994,088	14,287,296	11,141,845

Operating expenses
Selling and marketing expenses	95,288	69,972	299,233	178,153
General and administrative expenses	431,316	229,657	1,404,042	960,956
	526,604	299,629	1,703,275	1,139,109

Income from operations	4,430,216	4,694,459	12,584,021	10,002,736

Interest income	22,889	3,750	70,302	20,578
Interest expense	(3,453)	(21,824)	(28,667)	(63,610)
Exchange gain, net	67,485	20,768	198,609	32,903
Other	-	-	10,398	-
Income before income taxes	4,517,137	4,697,153	12,834,663	9,992,607

Income taxes	1,141,379	1,149,156	3,290,263	2,569,021

Net income	$3,375,758	$3,547,997	$9,544,400	$7,423,586

Comprehensive Income:

Net income	$3,375,758	$3,547,997	$9,544,400	$7,423,586

Other comprehensive income
- Foreign currency translation adjustments	527,199	202,863	1,070,727	269,909

Comprehensive income	$3,902,957	$3,750,860	$10,615,127	$7,693,495

Earnings per share attributable to shareholders of Guanwei Recycling Corp.
– basic and diluted	$0.17	$0.18	$0.48	$0.37

Weighted average number of share of common stock used in computing
basic and diluted earnings per share	20,000,006	20,000,006	20,000,006	20,000,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities
Net income	$9,544,400	$7,423,586

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	414,709	303,463
Amortization of land use right	11,221	10,739
Loss on disposal of property, plant and equipment	46,719	5,125

Changes in operating assets and liabilities
Accounts receivable	(3,423,053)	(938,368)
Prepaid expenses and other current assets	(545,862)	168,145
Inventories	117,494	3,080,787
Accounts payable	(2,429,708)	(5,255,693)
Accrued expenses and other payables	(258,178)	556,868
Income tax payable	216,929	668,105
Net cash provided by operating activities	3,694,671	6,022,757

Cash flows from investing activities
Restricted cash	2,322,945	-
Purchase of property, plant and equipment	(1,818,784)	(549,823)
Payments on construction in progress	(1,209,009)	-
Proceeds on disposal of property, plant and equipment	3,538	-
Net cash used in investing activities	(701,310)	(549,823)

Cash flows from financing activities
Advance from shareholder	314,915	461,731
New bank borrowings	772,196	1,420,767
Repayment of bank borrowings	(4,557,912)	(1,420,767)
Amount due from an unrelated third party	-	(741,180)
Net cash used in financing activities	(3,470,801)	(279,449)

Effect of exchange rate change on cash and cash equivalents	618,199	210,440

Net increase in cash and cash equivalents	140,759	5,403,925

Cash and cash equivalents at the beginning of period	14,940,236	7,302,209
Cash and cash equivalents at the end of period	$15,080,995	$12,706,134
Supplemental disclosure of cash flow information
Interest received	$70,302	$20,533
Interest paid	28,667	63,353
Income taxes paid	3,066,082	1,900,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Notes to Unaudited Financial Statements.

1	Summary of Significant Accounting Policies

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

As such, the Company uses the “current rate method” to translate its PRC operations from RMB into US dollars (“USD” or “$”), as required under the Accounting Standards Codification (“ASC”) 830 “Foreign Currency Matters”. The assets and liabilities of its PRC operations are translated into USD using the rate of exchange prevailing at the balance sheet date. The capital accounts are translated at the historical rate. Adjustments resulting from the translation of the balance sheets of the Company’s PRC subsidiary, Guanwei, from RMB into USD are recorded in shareholders’ equity as part of accumulated comprehensive income. The statement of income and comprehensive income is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized in net income for the reporting periods. The statement of cash flows is translated at average rates during the reporting period, with the exception of issuance of shares and payment of dividends which are translated at historical rates.

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

The Company accounts for income and deferred tax under the provision of the Accounting Standards Codification 740 (“ASC 740”) “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. ASC 740 also requires the recognition of the future tax benefits of net operating loss carry forwards. A valuation allowance is established when the deferred tax assets are not expected to be realized within a reasonable period of time.

In accordance with ASC 740-10-25 related to uncertain tax positions, the Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such unrecognized tax benefits. The Company did not have any such uncertain tax positions in the three months and nine months ended September 30, 2011 and 2010, and as of the balance sheet dates.

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

(f)	Construction in Progress

Construction in progress mainly consists of amounts expended to improve water waste systems. In October 2011, the project was completed and transferred from “Construction in progress” to “Property, plant and equipment, net.”  The total cost of the improvement project is expected to be approximately $1.2 million (RMB7.8 million).

(g)	Inventories

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

(h)	Related Parties

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

(i)	Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2011, the FASB issued ASU No. 2011-04 “Amendments to achieve common fair value measurement and disclosure requirements in US GAAP and IFRSs” (“ASU 2011-04”), which clarify how to measure and disclose fair value. The amendment clarifies the intent behind the application of existing fair value measurements and disclosures and other amendments which change principles or requirements for fair value measurements or disclosures. The amendment becomes effective prospectively for the Company’s interim period ending March 31, 2012. Early application is not permitted. The Company does not expect the amendment to have a material impact on its financial position, result of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05 "Presentation of Comprehensive Income" ("ASU 2011-05) to amend ASC 220 "Comprehensive Income". The amendments require comprehensive income to be presented as either a continuous statement of comprehensive income or two separate but consecutive statements. The amendments do not affect the disclosures required regarding comprehensive income. These amendments are to be applied retrospectively for interim and fiscal year periods beginning after December 15, 2011. The Company believes that its current presentation of comprehensive income has already complied with the amendments and the adoption of such amendments do not have a material impact on its consolidated financial statements.

2	Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales of recycled LDPE	$16,348,291	$14,721,557	$45,673,069	$32,900,273
Sales of scrap materials	330,721	262,259	906,217	694,506
	$16,679,012	$14,983,816	$46,579,286	$33,594,779

3	Income Taxes

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

The provision of income taxes consists of current tax expense
PRC - EIT	$1,141,379	$1,149,156	$3,290,263	$2,569,021

The principal reconciling items from income tax computed at the statutory rate and at the effective income tax rate are stated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income before income taxes	$4,517,137	$4,697,153	$12,834,663	$9,992,607

Computed tax at PRC statutory rate of 25%	1,129,284	1,174,288	3,208,666	2,498,152
Non-deductible items	12,562	16,664	75,849	152,574
Under-provision in prior periods	-	-	7,129	-
Other	(467)	(41,796)	(1,381)	(81,705)
	$1,141,379	$1,149,156	$3,290,263	$2,569,021

No provision for deferred taxation has been made in the consolidated financial statements as there were no significant temporary differences arising during each of the three months and nine months ended September 30, 2011 and 2010 or as of the balance sheet dates.

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

Should the Company’s subsidiaries distribute all their profits generated after December 31, 2007, the aggregate withholding tax amount will be approximately $2,664,000 and $1,679,000 as of September 30, 2011 and December 31, 2010, respectively.

4	Inventories

	September 30,	December 31,
	2011	2010
	(Unaudited)
Raw materials	$10,565,986	$8,772,550
Work-in-progress	101,260	142,096
Finished goods	386,139	1,807,119
	$11,053,385	$10,721,765

5	Accrued Expense and Other Payables

	September 30,	December 31,
	2011	2010
	(Unaudited)
Deposits from customers	$-	$36,039
Accrued payroll	280,999	336,601
Accrued expenses	204,934	348,929
	$485,933	$721,569

6	PRC Reserves

Statutory Surplus Reserve Fund

Pursuant to applicable PRC laws and regulations, Guanwei is required to allocate at least 10% of its net income to the statutory surplus reserve fund until such funds reaches 50% of the subsidiary’s registered capital. The statutory surplus reserve fund can be utilized upon the approval by the relevant authorities, to offset accumulated losses or to increase registered capital, provided that such fund be maintained at a minimum of 25% of the registered capital. As Guanwei’s statutory surplus reserve fund had already reached 50% of its registered capital, there were no appropriations to the statutory surplus reserve fund during the three months and nine months ended September 30, 2011 and 2010.

Statutory Public Welfare Fund

Pursuant to PRC laws and regulations as applicable to PRC domestic-owned enterprises, Guanwei, the Company’s subsidiary in the PRC, is required to allocate a certain amount of its net income to the statutory public welfare fund determined by its board of directors (the “Board”). Guanwei ceased to allocate such funds since it became a foreign-owned enterprise in December 2008. The staff welfare fund can only be used to provide staff welfare facilities and other collective benefits to the employees. This fund is non-distributable other than upon liquidation of Guanwei. During the three months and nine months ended September 30, 2011 and 2010, the board of directors of Guanwei determined no appropriations to statutory public welfare fund.

7	Distribution of Profits

The Company is a holding company incorporated in the United States and its cash flow depends on dividends from Guanwei.  In order for the Company to distribute any dividends to its shareholders, the Company will rely on dividends distributed by Guanwei. PRC regulations currently permit payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Under current PRC laws and regulations, Guanwei is required, where applicable, to allocate a portion of its net profit to PRC statutory reserves before distributing dividends, including at least 10% of its net profit to PRC statutory reserves until the balance of such fund has reached 50% of its registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Further, if our PRC operating company incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. The Company’s restricted net assets as of September 30, 2011 and December 31, 2010 are approximately $2,045,000.

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

As stipulated by the rules and regulations in the PRC, Guanwei, the Company’s subsidiary in the PRC, contributes to the national retirement plans for its employees in the PRC. The subsidiary contributes approximately 20% of the base salaries of its employees, and has no further obligations for the actual payment of pension or post-retirement benefits beyond the annual contributions. The state-sponsored retirement plans are responsible for the entire pension obligations payable to retired employees. Contributions to pension plan are recognized in general and administrative expenses on the condensed consolidated statements of income and comprehensive income.

During the three months ended September 30, 2011 and 2010, the aggregate contributions of the Company to the pension plan were approximately $36,000 and $20,000, respectively.

During the nine months ended September 30, 2011 and 2010, the aggregate contributions of the Company to the pension plan were approximately $103,000 and $67,000, respectively.

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

As of September 30, 2011 and December 31, 2010, the Company had cash deposits of $15.1 million and $14.9 million placed with several banks and a financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in accounts with banks and financial institutions.

(iii)	Concentration of Suppliers, Customers

During the three months ended September 30, 2011 and 2010, there were three and three suppliers, respectively, who each accounted for 10% or more of our total purchases, and who in the aggregate account for 81% and 87% of our total purchases, respectively.

During the nine months ended September 30, 2011 and 2010, there were three and three suppliers, respectively, who each accounted for 10% or more of our total purchases, and who in the aggregate account for 62% and 76% of our total purchases, respectively.

No one customer was responsible for more than 10% of the Company’s revenue in the three months and nine months ended September 30, 2011 and 2010.

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

Chenxin International Limited, a Hong Kong company and shareholder of the Registrant which is controlled by Mr. Wang Rui, a director of the Company, has an oral arrangement with the Company pursuant to which Chenxin International Limited has paid accrued expenses of $82,550 and $62,950 on behalf of the Registrant during the three months ended September 30, 2011 and 2010, respectively; and paid accrued expenses of $314,915 and $461,731 on behalf of the Registrant during the nine months ended September 30, 2011 and 2010, respectively. These amounts were related to legal and professional fees which are not payable in Chinese RMB (audit and audit-related expenses, legal fees, fees payable to the Company's transfer agent and EDGAR agent, and fees paid to NASDAQ and the SEC relating to the Company's listing) and were reflected on the Company’s consolidated balance sheets as outstanding amounts due to a shareholder as of September 30, 2011 and December 31, 2010. This arrangement is not reflected in any written agreement and is typical of PRC business practices in the region where the Company is located.

The arrangement stems from the fact that Mr. Chen Min, the Company’s Chief Executive Officer, President, and Chairman of the Board, and Mr. Wang have a business and personal relationship that dates to the mid-1990s.  While in Japan from 1995 to 2000, Mr. Chen and Mr. Wang loaned money to each other, and to each person’s respective businesses, from time to time to cover operating expenses. This relationship was still in effect when Mr. Chen founded the Company’s wholly-owned subsidiary, Fuqing Guanwei Plastic Industry Co. Ltd., in 2005 and when the Company became a publicly listed company in the United States in 2009.  At that time, Mr. Chen and Mr. Wang entered into the current arrangement whereby Chenxin would cover on behalf of Guanwei all expenses outside China because, as a Hong Kong company, Chenxin is not subject to the approval of the PRC Office of Currency Control for payments made outside of China to which Chinese companies, including Guanwei, are subject.  This arrangement enables the Company to satisfy its obligations in a timely manner.

The agreement contemplates that Chenxin shall be paid back all amounts due to it in a lump sum upon the closing of a future financing by the Company.  The Company does not pay any interest or other charges on the amounts paid by Chenxin.  Chenxin may unilaterally decide to discontinue paying accrued expenses on the Company’s behalf at any time.

11	Reclassification

Foreign exchange gains, net for the three and nine months ended September 30, 2010 has been reclassified from general and administrative expenses to exchange gain, net on the face of the Consolidated Statement of Income and Comprehensive Income in conformity with the current period's presentation.

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

The Company’s corporate offices are located at Rong Qiao Economic Zone, Fuqing City, Fujian Province, People’s Republic of China, 350301.

Critical Accounting Policies, Estimates and Assumptions

Accounting Principles

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements. These financial statements are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP” for interim financial information), which requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenditures, to disclose contingent assets and liabilities on the date of the financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. The most significant estimates and assumptions include revenues recognition, valuation of inventories, provisions for income taxes and impairment of long-lived assets. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Quarterly Report reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

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

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carry-forwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of September 30, 2011, the Company has undistributed profits of approximately $26,638,000 that are subject to withholding tax when distributed. Since the Company intends to reinvest these undistributed profits to further expand its businesses and does not intend to declare dividends, the Company has not recorded a withholding tax in relation to these undistributed profits. Should the Company’s distribute all these profits, the aggregate withholding tax will amount to approximately $2,664,000 based on the current tax rate of 10% of the undistributed earnings prepared under  accounting principles generally accepted in the People’s Republic of China (“PRC GAAP”) after 2007.

The Company has no material uncertain tax positions as of September 30, 2011 or unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters as an income tax expense. As of September 30, 2011, there were no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

We estimate the net realizable value for finished goods and work-in-progress based primarily upon the latest invoice prices and current market conditions. If the market value of an inventory drops below its carrying value, we record a write-off to cost of sales for the difference between the carrying cost and the market value. During the three months and nine months ended September 30, 2011 and 2010, the Company recorded no inventory write down. We carry out an inventory review at each quarter-end.

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

Results of Operations for the Three Months Ended September 30, 2011 Compared To the Three Months Ended September 30, 2010

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in USD.

	For The Three Months Ended September 30,
	2011	2010	Change in %
Net revenue	$16,679,012	$14,983,816	11.31%
Cost of revenue	$11,722,192	$9,989,728	17.34%
Gross profit	$4,956,820	$4,994,088	(0.75)%
Operating expenses	$526,604	$299,629	75.75%
Interest income and exchange gain, net	$86,921	$2,694	3,126.47%
Net income	$3,375,758	$3,547,997	(4.85)%

Net Revenue

The following table sets forth a summary of our net revenue by categories for the periods indicated, in USD.

	For The Three Months Ended September 30,
	2011	2010	Change in %
Sales of recycled LDPE
-manufactured	$16,348,291	$12,730,548	28.42%
-purchased	-	1,991,009	(100.00)%
Sales of non- LDPE materials	330,721	262,259	26.10%
	$16,679,012	$14,983,816	11.31%

Our revenues are primarily derived from sales of recycled LDPE and non-LDPE waste materials. We manufacture recycled LDPE from plastic waste and occasionally also purchased recycled LDPE from other manufacturers for resale when market conditions justify doing so. The raw materials (i.e. plastic waste) we use in our operations generally contain approximately 8-10% of non-LDPE plastic waste, such as polyethylene terephthalate, polypropylene, or acrylonitrile butadiene styrene. We sort and classify these non-LDPE materials and sell them unprocessed to other recycled plastic manufacturers who use these products.  Currently, the Company’s full production capacity is 65,000 tons per year if we operate three shifts.

Revenue generated during the three months ended September 30, 2011 from the sale of manufactured recycled LDPE was $16,348,291, as compared to $12,730,548 for the same period of 2010, which represents an increase of 28.42%. This increase was due to an increase in both sales volume and selling price of manufactured recycled LDPE.  The Company sold 13,641 tons of manufactured recycled LDPE in the three months ended September 30, 2011, representing an increase of 18.79% from the 11,483 tons sold in the corresponding period of 2010. The average selling price of recycled LDPE increased 8.12% from approximately $1,109 per ton in the three months ended September 30, 2010 to approximately $1,199 per ton in the same period in 2011. In view of the strong demand for our products, we believe this trend should positively impact our revenues going forward.

During the three months ended September 30, 2010, we purchased recycled LDPE from other recycled manufacturers for resale in order to meet the demand from certain of our customers. The product quality of recycled LDPE purchased from other recycled plastic manufacturers was moderate and accordingly the gross profit margin of such purchased recycled LDPE was low. The Company sold 1,863 tons of purchased recycled LDPE, generating net revenue of $1,991,009 during the three months ended September 30, 2010. There were no sales of purchased recycled LDPE in the same period of 2011.

Revenue generated from the sales of sorted non-LDPE material increased from $262,259 in the three months ended September 30, 2010 to $330,721 in the same period of 2011, representing an increase of 26.10%. This was mainly due to an increase in selling volume. Guanwei sold 1,480 tons of sorted non-LDPE material in the three months ended September 30, 2011, representing an increase of 23.23% from 1,201 tons sold in the same period of 2010. The average selling price of sorted non-LDPE material increased 2.75% from approximately $218 per ton in the three months ended September 30, 2010 to approximately $224 per ton in the same period in 2011.

Our revenue may be affected by the import quotas granted by the PRC’s Ministry of Environmental Protection.  On July 11, 2011, Guanwei received official government approval for expansion of its quota for imported plastic waste. Pursuant to the approval, the Guanwei’s import quota increased from 24,000 tons to 64,000 tons in 2011. Guanwei entered into an agreement, dated November 1, 2008, pursuant to which Guanwei has been permitted to use, at no cost, the 35,000 tons per year import quota granted to Fuqing Huan Li Plastics Company Limited (“Huan Li”) for a term of 10 years. Chen Min, our Chief Executive Officer and Chairman of the Board, is also the Chief Executive Officer, Chairman of the Board and legal representative of Huan Li. There can be no guarantee that Huan Li’s import quota will be available to us after the expiration of the agreement. If we are unable to use Huan Li’s import quota or obtain the grant of an import quota from the Ministry of Environment Protection, our revenue and results of operations would be materially adversely affected. Please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for further information and other factors that may affect our revenue.

Together with the import quota of 35,000 tons contracted from Huan Li, the Company has a total import quota of 99,000 tons in 2011.

Other than as disclosed elsewhere in this Quarterly Report, we are unaware of any trends or uncertainties which have or which we reasonably expect to have a material impact on net sales or revenues from continued operations.

Cost of Revenue

	For the Three Months Ended September 30, 2011	% of net revenue	For the Three Months Ended September 30, 2010	% of net revenue	Change in %
Costs of manufactured recycled LDPE and sorted non-LDPE materials	$11,722,192	70.28%	$8,084,199	62.22%	45.00%
Cost of purchased recycled LDPE	-	-%	1,905,529	95.71%	(100.00)%
	11,722,192	70.28%	9,989,728	66.67%	17.34%

Our cost of revenue consists of the costs of plastic waste raw materials for production, labor costs and overhead related to production.

During the three months ended September 30, 2011 and 2010, our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material was $11,722,192 and $8,084,199, respectively, representing 70.28% and 62.22% of net revenue from sales of manufactured recycled LDPE and sorted non-LDPE materials, respectively. The increase in the percentage of cost to net revenue during the period was primarily due to the fact that the increase in the cost of plastic waste raw materials was greater than the increase in average selling prices.

Because our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material consists primarily of the purchase price of imported plastic waste for production, we have limited influence on such costs. The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions. Due to the sustained strong demand for LDPE product, the per-ton raw material cost of recycled LDPE and sorted non-LDPE material increased 25.05% from $507 for the third quarter of 2010 to $634 for the third quarter of 2011.

Our cost of revenue from resale of purchased recycled LDPE from other recycled manufacturers during the three months ended September 30, 2010 was $1,905,529, representing 95.71% of net revenue from resale of purchased recycled LDPE. As discussed above, the product quality of recycled LDPE purchased from other recycled plastic manufacturers was moderate and the gross profit margin of such purchased recycled LDPE was low. There were no sales of purchased recycled LDPE in the same period of 2011.

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

Gross Profit

Total gross profits during the three months ended September 30, 2011 and 2010 were $4,956,820 and $4,994,088, respectively. Gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material during the three months ended September 30, 2011 increased to $4,956,820 from $4,908,608 for the same period of 2010. The increase in gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material was primarily the result of the increase in selling price and sales volume. During the three months ended September 30, 2011, the sales volume of manufactured recycled LDPE and sorted non-LDPE material increased 18.79% and 23.23% over the same period of 2010. The average selling prices of manufactured recycled LDPE and sorted non-LDPE material increased 8.12% and 2.75%, respectively, as compared to the same period of 2010.

Gross profit from sales of purchased recycled LDPE during the three months ended September 30, 2010 was $85,480 or 4.29% of net revenue from sales of purchased recycled LDPE. The Company considered the moderate quality of purchased recycled LDPE and the low profit margin contributed by such sales and decided to discontinue reselling purchased recycled LDPE in 2011. However, during the third quarter of 2010, the Company generated revenue of $1,991,009 from sales of purchased recycled LDPE only for meeting the demand of certain of its existing customers. There was no resale of purchased recycled LDPE in 2011.

The gross profit margin of manufactured recycled LDPE and sorted non-LDPE for the three months ended September 30, 2011 decreased by 8.06% period over period from 37.78% for the three months ended September 30, 2010 to 29.72% for the same period of 2011. This decrease in gross profit margin is primarily attributable to the increase in average per-ton Manufacturing cost, which increased by 21.66%, or $138 per ton, from $637 per ton for the three months ended September 30, 2010 to $775 for the same period of 2011.

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

Operating Expenses

	For The Three Months Ended September 30,
	2011	2010	Change in %
Operating expenses
- Sales & Marketing	$95,288	$69,972	36.18%
- General and Administrative	431,316	229,657	87.81%
Total	$526,604	$299,629	75.75%

For the three months ended September 30, 2011, operating expenses were $526,604, representing an increase of 75.75% from $299,629 for the three months ended September 30, 2010. The increase was primarily due to a 36.18% increase in sales and marketing expenses and a 87.81% increase in general and administrative expenses.

Sales and marketing expenses include transportation costs and salesmen remunerations. In the three months ended September 30, 2011, sales and marketing expenses increased 36.18% to $95,288, as compared to $69,972 for the same period in 2010. The increase was primarily caused by the increase in transportation costs due to increased sales growth.

General and administrative expenses primarily consist of management remuneration, depreciation and amortization, staff-related costs, and legal and professional fees.  During the three months ended September 30, 2011, general and administrative expenses increased 87.81% to $431,316, as compared to $299,657 in the same period of 2010.  This increase was primarily due to the rising cost of remuneration packages related to recruiting and maintaining executives and skilled employees and the increase staff-related costs, and the increase in depreciation expenses as a result of the Company’s acquisition of certain plant and machinery in the second and third quarters of 2011.

Interest Income and Exchange Gain, Net

Our interest income is generated by interest earned on deposits with banks and financial institutions and interest expense are amounts we pay in interest with respect to our borrowings. Net interest income (interest income offset by interest expense) was recorded at $19,436 in the three months ended September 30, 2011, representing an increase of 207.54% from net interest expense of $18,074 in the same period of 2010. The difference is primarily due to the increase in interest income in the three months ended September 30, 2011 as a result of the higher bank balances during the period.

Net Income

During the three months ended September 30, 2011, our net income decreased 4.85% to $3,375,758 from $3,547,997 for the same period of 2010. The decrease in net income is primarily due to the $226,975 increase in operating expenses, but was partially offset by an increase of $84,227 in net interest income and exchange gain.

In order to continue to improve gross margin and net profit margin, we intend to focus on enhancing our manufacturing techniques and improving our labor efficiency. Additionally, we will continue to strengthen our relationships with our major suppliers to obtain more favorable terms, and we will enhance management control over the general and administrative expenses.

Results of Operations for the Nine Months Ended September 30, 2011 Compared To the Nine Months Ended September 30, 2010

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in USD.

	For The Nine Months Ended September 30,
	2011	2010	Change in %
Net revenue	$46,579,286	$33,594,779	38.65%
Cost of revenue	$32,291,990	$22,452,934	43.82%
Gross profit	$14,287,296	$11,141,845	28.23%
Operating expenses	$1,703,275	$1,139,109	49.53%
Interest (income) expenses, exchange gain and other expenses, net	$(250,642)	$10,129	(2,574.50%)
Net income	$9,544,400	$7,423,586	28.57%

Net Revenue

The following table sets forth a summary of our net revenue by categories for the periods indicated, in USD.

	For The Nine Months Ended September 30,
	2011	2010	Change in %
Sales of recycled LDPE
-manufactured	$45,673,069	$30,909,263	47.76%
-purchased	-	1,991,009	(100.00%)
Sales of non- LDPE materials	906,217	694,507	30.48%
	$46,579,286	$33,594,779	38.65%

Revenue generated during the nine months ended September 30, 2011 from the sale of manufactured recycled LDPE was $45,673,069, as compared to $30,909,263 for the same period of 2010, which represents an increase of 47.76%. This increase was due to an increase in both sales volume and selling price of manufactured recycled LDPE.  The Company sold 39,009 tons of manufactured recycled LDPE in the nine months ended September 30, 2011, representing an increase of 35.20% from the 28,853 tons sold in the corresponding period of 2010. The average selling price of recycled LDPE increased 9.34% from approximately $1,071 per ton in the nine months ended September 30, 2010 to approximately $1,171 per ton in the same period in 2011.

During the nine months ended September 30, 2010, we also purchased recycled LDPE from other recycled manufacturers for resale in order to meet the demand from certain of our customers. The product quality of recycled LDPE purchased from other recycled plastic manufacturers was moderate and accordingly the gross profit margin of such purchased recycled LDPE was low. The Company sold 1,863 tons of purchased recycled LDPE, generating net revenue of $1,991,009 during the nine months ended September 30, 2010. There were no sales of purchased recycled LDPE in the same period of 2011.

Revenue generated from the sales of sorted non-LDPE material increased from $694,507 in the nine months ended September 30, 2010 to $906,217 in the same period of 2011, representing an increase of 30.48%. This was mainly due to an increase in selling volume. Guanwei sold 4,113 tons of sorted non-LDPE material in the nine months ended September 30, 2011, representing an increase of 23.37% from 3,334 tons sold in the same period of 2010. The average selling price of sorted non-LDPE material increased 5.77% from approximately $208 per ton in the nine months ended September 30, 2010 to approximately $220 per ton in the same period in 2011.

Cost of Revenue

	For the Nine Months Ended September 30, 2011	% of net revenue	For the Nine Months Ended September 30, 2010	% of net revenue	Change in %
Costs of manufactured recycled LDPE and sorted non-LDPE materials	$32,291,990	69.33%	$20,547,405	65.02%	57.16%
Cost of purchased recycled LDPE	-	-%	1,905,529	95.71%	(100.00)%
	32,291,990	69.33%	22,452,934	66.83%	43.82%

During the nine months ended September 30, 2011 and 2010, our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material was $32,291,990 and $20,547,405, respectively, representing 69.33% and 65.02% of net revenue from sales of manufactured recycled LDPE and sorted non-LDPE material, respectively. The increase in the percentage of cost to net revenue is primarily due to the fact that the increase in raw materials cost of recycled LDPE and sorted non–LDPE material is higher than the increase in average selling prices. The average per-ton raw materials cost of recycled LDPE and sorted non-LDPE material increased by 21.87% from $503 for the first nine months of 2010 to $613 for the first nine months of 2011.

Our cost of revenue from resale of purchased recycled LDPE from other recycled manufacturers during the nine months ended September 30, 2010 was $1,905,529, representing 95.71% of net revenue from resale of purchased recycled LDPE. As discussed above, the product quality of recycled LDPE purchased from other recycled plastic manufacturers was moderate and the gross profit margin of such purchased recycled LDPE was low. There were no sales of purchased recycled LDPE in the same period of 2011.

Gross Profit

Total gross profit during the nine months ended September 30, 2011 increased to $14,287,296 from $11,141,845 for the nine months ended September 30, 2010.  Gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material during the nine months ended September 30, 2011 increased $3,230,931 to $14,287,296 from $11,056,365 for the same period of 2010. The increase in gross profit was primarily the result of the increase in selling price and sales volume. During the nine months ended September 30, 2011, the sales volume of manufactured recycled LDPE and sorted non-LDPE material increased 35.20% and 23.37% over the same period of 2010. The average selling prices of manufactured recycled LDPE and sorted non-LDPE material increased 9.34% and 5.77% as compared to the same period of 2010.

The gross profit margin of manufactured recycled LDPE and sorted non-LDPE for the nine months ended September 30, 2011 decreased by 4.31% period over period from 34.98% for the nine months ended September 30, 2010 to 30.67% for the same period of 2011. This decrease in gross profit margin is primarily attributable to the increase in average per-ton Manufacturing cost, which increased by 17.21%, or $110 per ton, from $639 per ton for the nine months ended September 30, 2010 to $749 for the same period of 2011 as a result of the increase in cost of plastic waste in the period.

Gross profit from sales of purchased recycled LDPE during the nine months ended September 30, 2010 was $85,480 or 4.29% of net revenue from sales of purchased recycled LDPE. The Company considered the low quality of purchased recycled LDPE and the low profit margin contributed by such resales and decided to discontinue reselling purchased recycled LDPE in 2009. However, during the third quarter of 2010, the Company generated revenue of $1,991,009 from sale of purchased recycled LDPE only for meeting the demand of certain of its existing customers. There was no resale of purchased recycled LDPE in 2011.

Operating Expenses

	For The Nine Months Ended September 30,
	2011	2010	Change in %
Operating expenses
- Sales and Marketing	$299,233	$178,153	67.96%
- General and Administrative	1,404,042	960,956	46.11%
Total	$1,703,275	$1,139,109	49.53%

For the nine months ended September 30, 2011, operating expenses were $1,703,275, representing an increase of 49.53% from $1,139,109 for the nine months ended September 30, 2010. The increase was primarily due to a 67.96% increase in sales and marketing expenses and a 46.11% increase in general and administrative expenses.

Sales and marketing expenses include transportation costs and salesmen remunerations. In the nine months ended September 30, 2011, sales and marketing expenses increased 67.96% to $299,233, as compared to $178,153 for the same period in 2010. The increase was primarily caused by the increase in wages to new delivery department employees and the increase in transportation costs due to increased sales growth.

General and administrative expenses primarily consist of management remuneration, depreciation and amortization, staff-related costs, and legal and professional fees.  During the nine months ended September 30, 2011, general and administrative expenses increased 46.11% to $1,404,042, as compared to $960,956 in the same period of 2010.  This increase was primarily due to the rising cost of remuneration packages related to recruiting and maintaining executives and skilled employees and the increase staff-related costs, which is partly offset by the decrease in legal and professional fees. The legal and professional fees for the nine months ended September 30, 2010 were higher due to the inclusion of legal and professional fees in connection with our listing on NASDAQ on April 12, 2010.

Interest Income and Exchange Gain, Net

Our interest income is generated by interest earned on deposits with banks and financial institutions and interest expense are amounts we pay in interest with respect to our borrowings. Net interest income (interest income offset by interest expense) was recorded at $41,635 in the nine months ended September 30, 2011, representing an increase of 196.75% from net interest expenses of $43,032 in the same period of 2010. The increase is primarily due to the increase in interest income in the nine months ended September 30, 2011 as a result of the higher bank balances during the period, and the decrease in interest expense in the nine months ended September 30, 2011 as a result of the lower borrowing balance during the period.

Net Income

During the nine months ended September 30, 2011, our net income increased 28.57% to $9,544,400 from $7,423,586 for the same period of 2010. The increase in net income is primarily due to the $3,145,451 increase in gross profit which was largely driven by the increase in sales volume and selling prices of manufactured recycled LDPE in the first nine months period of 2011, but was partially offset by an increase of $564,166 in operating expenses and an increase of $721,242 in income taxes resulting from higher operating income.

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

Liquidity and Capital Resources

We generally finance our operations through operating profit and occasionally through short-term borrowings from banks and financial institutions. We arranged certain short-term loans during the nine months ended September 30, 2011 to satisfy our financing needs but had no borrowing as of September 30, 2011.  The interest rate on these loans is 2.5% annually with a maturity period of three months. As of the date of this Quarterly Report, we have not experienced any difficulties due to a shortage of capital, we have not experienced any difficulty in raising funds through loans from banks and financial institutions, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our loans when they come due.  We are unaware of any trends, demands, commitments events or uncertainties that will result or be likely to result in material changes in our liquidity.

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

The following table sets forth the summary of our cash flows, in USD, for the nine months ended September 30, 2011 and 2010:

	Nine Months ended September 30,
	2011	2010
Net cash provided by operating activities	$3,694,671	$6,022,757
Net cash used in investing activities	$(701,310)	$(549,823)
Net cash used in financing activities	$(3,470,801)	$(279,449)
Effect of exchange rate changes on cash	$618,199	$210,440
Net increase in cash and cash equivalents	$140,759	$5,403,925
Cash and cash equivalents at beginning of period	$14,940,236	$7,302,209
Cash and cash equivalents at end of period	$15,080,995	$12,706,134

Operating activities

During the nine months ended September 30, 2011, we generated net cash from operating activities of $3,694,671, representing a decrease of 38.65% in cash provided by operating activities as compared to the net cash generated from operating activities of $6,022,757 for the same period in 2010.

This is mainly due to the increase in cash used in operating assets and liabilities during the nine months ended September 30, 2011, which increased by $4,602,222, or 267.55%, to $6,322,378, as compared to $1,720,156 net cash used in the same period of 2010.  This increase is primarily attributable to an increase in cash used in accounts receivable of $2,484,685 in the nine months ended September 30, 2011 as compared to the same period in 2010 as a result of the granting of 30-day credit period to certain customers with long term and good relationships with the Company and with current creditworthiness, and to a decrease in cash provided by inventories, which amounted to $117,494 cash provided in the nine months ended September 30, 2011 as compared to $3,080,787 cash provided by the decrease in inventories in the same period in 2010, but which is partly offset by a decrease in cash used in accounts payable, which amounted to $2,429,708 in the nine months ended September 30, 2011 as compared to $5,255,693 cash used in the same period in 2010.

Investing Activities

During the nine months ended September 30, 2011, net cash used for investing activities was $701,310, a $151,487 increase as compared to $549,823 net cash used in investing activities in the same period of 2010. The increase is primarily attributable to the cash used in acquired property, plant and equipment and construction in progress, which is partly offset by cash provided by the decrease of restricted cash in the nine months ended September 30, 2011.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2011 was $3,470,801, as compared to $279,449 in the same period of 2010. The change is primarily due to an increase in cash used in repaying bank loans of $3,155,145 and the decrease in cash provided by new loans of $648,571 in the nine months ended September 30, 2011.

Working Capital

Our working capital as of September 30, 2011 and December 31, 2010 was $21,155,802 and $13,390,151 respectively, representing an increase of $7,765,651 or 58.00%. The improved working capital is primarily due to a decrease of $3,716,377 in short term borrowings, a decrease of $2,114,337 in accounts payable,an increase of $3,502,348 in accounts receivable and a decrease of $2,280,398 in restricted cash for the nine months ended September 30, 2011 as compared to that as of December 31, 2010. We aim to continue to improve the level of working capital through enhanced levels of productivity and increased revenue and efficiently controlling costs.

Dividends

We are a holding company with no material operations of our own. We conduct our operations primarily through Guanwei, our PRC operating subsidiary in China. As a result, our ability to pay dividends and to finance any debt we may incur depends upon dividends paid by Guanwei. If Guanwei or any newly formed subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us. In addition, Guanwei is permitted to pay dividends to us only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Under PRC laws and regulations, Guanwei is required to allocate at least 10% of its after-tax profits each year, if any, to PRC statutory reserves before distributing dividends until the balance of such fund has reached 50% of its registered capital. Guanwei with foreign investment is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund at the discretion of the board. Although the PRC statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of Guanwei, the reserve funds are not distributable as cash dividends except in the event of liquidation of Guanwei.

Foreign Cash

As of September 30, 2011 and December 31, 2010, the Company had cash deposits of $15.1 million and $14.9 million placed with several banks and a financial institution in the People’s Republic of China, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions.

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

Approximately 0% and 1.08% of our purchases for the three months and nine months ended September 30, 2011, respectively, were denominated in the European Union euro, and the rest of our purchases were denominated in the U.S. dollar. Accordingly we believe that any movement in the exchange rate between the European Union euro and the Renminbi will have insignificant impact on our operating income.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time.  The exchange rates at September 30, 2011 and December 31, 2010 were approximately 6.3549 and 6.6227 Renminbi to 1 U.S. dollar, respectively.  Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars.  We recognized a foreign currency translation gain of approximately $527,000 and $203,000 for the three-month periods ended September 30, 2011 and 2010, and of $1,071,000 and $270,000 for the nine-month periods ended September 30, 2011 and 2010.  If the exchange rate were to increase by 10% to US$1=RMB6.9904 at September 30, 2011, our foreign currency translation gain would potentially decrease by approximately $198,000 and $2,348,000, respectively, for the three months and nine months ended September 30, 2011. If the exchange rate were to decrease by 10% to US$1 = RMB5.7194 at September 30, 2011, our foreign currency translation gain would potentially increase by approximately $261,000 and $2,924,000, respectively, for the three months and nine months ended September 30, 2011.

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

Item 4.                     Controls and Procedures.

Material weakness

We identified one material weakness in the design and operation of our internal controls. The material weakness is related to the fact that the Company’s accounting department personnel have limited knowledge and experience in U.S. GAAP. The Company is considering hiring additional personnel with sufficient knowledge and experience in U.S. GAAP, and engaging a professional consultancy firm to provide an ongoing training course in U.S. GAAP to accounting personnel. As the newly implemented remediation initiatives have not been implemented yet, we will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weakness is remediated.

Disclosure controls and procedures

The Registrant’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company, and to evaluate the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer and, as appropriate to allow for timely decisions regarding required disclosure.

Based on the evaluation of these disclosure controls and procedures and due to the unremediated material weakness described above, the Certifying Officers have concluded that these disclosure controls and procedures were not effective at the Evaluation Date.

Changes in Internal Control Over Financial Reporting.

During the three months ended September 30, 2011, there were no changes in our internal controls over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

GUANWEI RECYCLING CORP.

Date: November 10, 2011	By:	/s/ Chen Min
Chen Min
Chief Executive Officer, Chairman of the Board, President
(Principal Executive Officer)

Date: November 10, 2011	By:	/s/ Yang Feng
Yang Feng
Chief Financial Officer, Secretary, Treasurer
(Principal Financial and Accounting Officer)