Form 10-K/A
period 2010-12-31
Guanwei Recycling Corp.
filed 2011-12-27
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

As of December 22, 2011, there were 20,000,006 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Guanwei Recycling Corp., a Nevada corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K which was originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011 (“Original Form 10-K”), to incorporate the Company’s revisions and responses pursuant to certain comment letters from the staff of the SEC dated June 30, 2011, September 8, 2011 and October 4, 2011 (collectively, the “SEC Comment Letters”).  Except for the amended disclosures made in response to the SEC Comment Letters, the information in this Form 10-K/A has not been updated to reflect events that occurred after March 31, 2011, the filing date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K.  The following sections have been amended, without limitation:

•	Item 1.	Description of Business
•	Item 1A.	Risk Factors
•	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
•	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
•	Item 8.	Financial Statements and Supplementary Data
•	Item 9A.	Controls and Procedures
•	Item 10.	Directors, Executive Officers and Corporation Governance
•	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
•	Item 13.	Certain Relationships and Related Transactions, and Director Independence
•	Item 15.	Exhibits

Except as set forth above, all other information in the Company’s Original Form 10-K remains unchanged.  The Company has re-filed the entire Form 10-K in order to provide more convenient access to the amended information in context.

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

Products

Guanwei currently manufactures a number of recycled plastics products made from LDPE, and is one of the largest manufacturers of recycled LDPE in China. LDPE is easily processed and is defined by a density range of 0.910-0.940 g/cm 3.  It is moisture resistant and can withstand continuous temperatures of 175°F, and can withstand temperatures of nearly 200° F for short periods of time. LDPE is chemical and corrosion resistant.  It has high resilience and low density, making it an extremely light weight and flexible plastic. It also meets food handling guidelines and is easily cleaned, and therefore it is ideal for food wraps and films.

LDPE can be produced in both translucent and opaque varieties, and the principal difference between virgin LDPE and recycled LDPE is that recycled LDPE cannot be completely transparent. Some manufacturers have strict color requirements, so they will not purchase recycled LDPE. However, recycled LDPE is attractive to manufacturers without color requirements, as the selling price of virgin plastic in China can be as high as RMB 16,500 (approximately $2,475) per ton, 40% higher than recycled LDPE.

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

	As a Percentage of Our Purchases of Raw Materials
	Fiscal Year Ended December 31,
	2010	2009*
Recycling Dienstleistung Beratung GmbH	21.6%	6.1%
Sunshine Handels & Consulting GmbH	19.7%	56.7%
TM Recycling GmbH	18.8%	-%
KVS Plastics GmbH	11.7%	10.4%
Morel Dux S.L.	-%	13.0%
Fu Rong He Trading (Fuzhou) Company Limited	14.4%	-%

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

Competition

The market for recycling plastics in China is highly fragmented with companies of various sizes. We are one of the largest recycled LDPE producers in China with an annual production capacity of 65,000 tons of recycled LDPE. We face competition from both virgin LDPE manufacturers and other plastics recyclers in China. Many of our competitors lack the scale or the sophistication to accommodate the environmental standards and sewage treatment issues involved with processing larger volume. The Company’s two primary competitors are Fujian Huaxia Plastics Corp. and Youfeng Plastics.  Both are private companies and each company produces approximately 20,000 tons of recycled plastic products a year.

Competition in the recycled plastics market is based primarily on product quality and pricing. The quality of our products is superior to our competitors because we are able to benefit from the direct procurement of high-quality plastic waste from European suppliers. We compete with virgin LDPE manufacturers for pricing as recycled plastic sells for much less than virgin plastic.

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

We Are Subject To The Requirements Of Section 404 Of The Sarbanes-Oxley Act Of 2002, And If We Fail To Comply In A Timely Manner, Our Business Could Be Harmed And Our Stock Price Could Decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards and will impose significant additional expenses on us. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

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

Dividends

We presently intend to retain all earnings, if any, for use in our business operations and accordingly, the Board of Directors (the “Board”) does not anticipate declaring any cash dividends for the foreseeable future. Any future determination to pay dividends will be at the discretion of the Board and will be contingent upon our financial condition, results of operations, current and anticipated cash needs, restrictions contained in current or future financing instruments, plans for expansion and such other factors as the Board deems relevant. We have not paid any cash dividends on our Common Stock.

PRC regulations currently permit payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Under current PRC laws and regulations, our PRC operating company is required, where applicable, to allocate a portion of its net profits to PRC statutory reserves before distributing dividends, including at least 10% of its net profits to PRC statutory reserves until the balance of such fund has reached 50% of its registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Further, if our PRC operating company incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. For risks associated with the restrictions that limit our ability to pay dividends on common stock, see “Risk factors—Because Our Assets Are Located in China, Any Dividends Of Proceeds From Liquidations Is Subject To The Approval Of The Relevant Chinese Government Agencies”.

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

Securities Authorized for Issuance under Equity Compensation Plans

During the period covered by this Annual Report, no equity securities were issued or sold pursuant to the Registrant’s 2010 Omnibus Long-Term Incentive Plan and there are no other compensation plan (including individual compensation arrangements) under which the Registrant’s equity securities may be authorized for issuance.

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

From time to time, revenue is deferred for upfront payments for sales of recycled LDPE received and is included in accrued expenses and other payables until the significant risks and ownership of the goods have been transferred to the customers and the price is fixed and collectability is reasonably assured.

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

Results of Operations for the Fiscal Year Ended December 31, 2010 Compared To the Fiscal Year Ended December 31, 2009

The following table sets forth a summary of certain key components of our results of operations for the years indicated, in USD.

	For The Fiscal Year Ended December 31,
	2010	2009	Change in %
Net Revenue	$47,534,645	$47,263,803	0.57%
Cost of Revenue	$32,179,321	$36,830,700	(12.63)%
Gross Profit	$15,355,324	$10,433,103	47.18%
Operating expenses	$1,915,062	$1,603,884	19.40%
Interest expenses, net	$56,770	$67,247	(15.58)%
Net income	$9,927,396	$6,446,941	53.99%

Revenues

The following table sets forth a summary of our net revenue by categories for the periods indicated, in USD.

	For The Fiscal Year Ended December 31,
	2010	2009	Change in %
Sales of recycled LDPE
- Manufactured	$44,475,726	$31,511,149	41.14%
- Purchased	1,991,009	7,512,903	(73.50)%
Re-sales of raw materials	-	7,483,107	(100.00)%
Sales of non- LDPE	1,067,910	756,644	41.14%
	$47,534,645	$47,263,803	0.57%

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

Foreign Exchange

A majority of our net revenue and expenditures are denominated in the Renminbi. However, the price of raw materials that we buy from foreign suppliers is primarily denominated in the U.S. dollar and European Union euro. As a result, fluctuations in the exchange rate between the European Union euro or the U.S. dollar and the Renminbi will affect the cost of such raw materials to us and will affect our results of operations and financial condition.

Approximately 69% and 11% of our purchases for the fiscal year ended December 31, 2010 were denominated in the U.S. dollar and the European Union euro, and the rest of our purchases were denominated in the Renminbi. Accordingly we believe that any movement in the exchange rate between the European Union euro and the Renminbi will have insignificant impact on our operating income.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time. The exchange rates at December 31, 2010 and 2009 were approximately 6.6227 and 6.8542 Renminbi to 1 U.S. dollar, respectively. Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars.  We recognized a foreign currency translation gain of approximately $489,000 and $34,000 for the fiscal year ended December 31, 2010 and 2009.  If the exchange rate were to increase by 10% to US$1.00 = RMB7.2850 at December 31, 2010, our foreign currency translation gain would potentially decrease by approximately $1,371,000 for the year ended December 31, 2010. If the exchange rate were to decrease by 10% to US$1.00 = RMB5.9604 at December 31, 2010, our foreign currency translation gain would potentially increase by approximately $1,631,000 for the year ended December 31, 2010.

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

Dividends

We are a holding company with no material operations of our own. We conduct our operations primarily through our PRC operating subsidiary in China. As a result, our ability to pay dividends and to finance any debt we may incur depends upon dividends paid by our PRC operating subsidiary. If our PRC subsidiary or any newly formed subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us. In addition, our PRC operating subsidiary is permitted to pay dividends to us only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Under PRC laws and regulations, our PRC operating subsidiary is required to allocate at least 10% of its after-tax profits each year, if any, to PRC statutory reserves before distributing dividends until the balance of such fund has reached 50% of its registered capital. Our PRC operating subsidiary with foreign investment is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund at the discretion of the board. Although the PRC statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the PRC operating subsidiary, the reserve funds are not distributable as cash dividends except in the event of liquidation of the PRC operating subsidiary.

Foreign Cash

As of December 31, 2010 and 2009, the Company had cash deposits of $14.9 million and $7.3 million placed with several banks and a financial institution in the People’s Republic of China, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions.

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

Trend Information

Other than as disclosed elsewhere in this annual report, we are not aware of any trends, uncertainties, demands, commitments or events that are reasonably likely to have a material adverse effect on our revenues, income, profitability, liquidity or capital resources, or that caused the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

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

Item 9A. Controls and Procedures.

Disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company, and to evaluate the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”).  Disclosure controls and procedures are  controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer and, as appropriate to allow for timely decisions regarding required disclosure.  The Certifying Officers have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2010 because the Company’s accounting department personnel have limited knowledge and experience in U.S. GAAP as of the Evaluation Date.

Based on the evaluation of these disclosure controls and procedures, the Certifying Officers have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date.

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

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the polices or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. As of December 31, 2010, the Certifying Officers have identified a material weakness that the Company’s accounting department personnel have limited knowledge and experience in U.S. GAAP.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010 due to the identified material weakness of the Company above.

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

Management’s Remediation Initiatives

In response to the above identified material weakness and to continue strengthening the Company’s internal control over financial reporting, we are considering the following remediation initiatives:

˙	hire additional personnel with sufficient knowledge and experience in U.S. GAAP; and

˙	provide ongoing training course in U.S. GAAP to existing personnel, including the Chief Financial Officer and the Financial Controller of the Company.

Changes in Internal Control Over Financial Reporting.

During our fiscal year 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, positions and offices or employments for the past five years as of the date of this filing, of the Registrant’s executive officers and directors.

Name	Age	Position(s)	Experience
Chen Min	42	Chairman of the Board of Directors, Chief Executive Officer, President
Mr. Chen has served as the Company’s Chairman, Chief Executive Officer and President since November 2009. He is the founder of the Company’s wholly-owned subsidiary, Fuqing Guanwei Plastic Industry Co. Ltd., and has served as its Chief Executive Officer and Chairman of its Board of Directors since inception in 2005; from 1999 to 2005, Mr. Chen served as Chief Executive Officer and Chairman of the Board of Directors of Fuqing Huanli Plastic Corp. He holds a Bachelors degree in economics from Xiamen University. Mr. Chen studied at both Japan Arsker College and Japan University and obtained degrees in economics, and obtained a Masters degree in innovative administration from Tsing Hua University in 2009. While in Japan, Mr. Chen completed a study of the advanced Japanese recycling business and upon returning to China in 1999, he established Gaoming Plastics Inc., a plastic recycling business. Mr. Chen has been working to expand the scale and level of recycling in China in a cost-efficient way.  Mr. Chen’s substantial knowledge of and experience with the Company, its operating subsidiary, and the recycled plastics industry, along with his leadership experience gained from his positions both within the Company and his other business experience, make him qualified to serve on the Board.  In addition, the Board felt that Mr. Chen’s specific educational experiences allow him to provide valuable insight into the management and direction of the Company.

Chen Qijie	43	Director
Mr. Chen has served on the Company’s Board since November 2009 and has served as Vice General Manager of the Company’s wholly-owned subsidiary, Fuqing Guanwei Plastic Industry Co. Ltd., since 2005; from 2002 to 2005, he served as Vice General Manager of Fuqing Huanli Plastic Corp., and prior to that, he worked as a sales representative and then sales manager at Fuqing Gaoming Plastics. Mr. Chen earned a diploma in chemistry from Fuzhou University.  Mr. Chen’s extensive knowledge of the Company’s operating subsidiary and of the recycled plastics industry, as well as his sales and marketing experience and his educational background, led the Board to conclude that he is qualified to serve as a director of the Company because he can provide insight and knowledge to the Company’s strategic planning and operations.

You Jianli	48	Director
Mr. You has served on the Board of Directors of the Registrant since November 2009 and has served as Workshop General Manager of Guanwei since 2005; prior to that, he worked with Mr. Chen at Gaoming Plastics Inc. Mr. You worked for a steel recycling company and plastic recycling and reuse companies in the 1990s.  He also served as Vice General Manager and General Manager of Fujian Yongchao Shoe Manufacture Corp. for 8 years, from 1997 to 2005. He earned a diploma in mechanical engineering from Fuzhou Mechanical College in 1983.  Mr. You’s extensive experience in the recycling industry and his knowledge of the Company led the Board to conclude that he is qualified to serve as a director to the Company.

Gao Juguang	47	Director
Mr. Juguang has served on the Company’s Board since November 2009 and has served as Sales Director of the Company’s wholly-owned subsidiary, Fuqing Guanwei Plastic Industry Co. Ltd., since 2005.  During that time, he has successfully developed over 200 client relationships for company in over 10 provinces. Prior to joining Guanwei, he served as Sales Manager of Fujian Zhenyun Plastics Corp., Fujian Yatong Plastics Corp. and Rongyin Plastics Corp. from 1997 to 2005. He earned a diploma in chemistry from Fuzhou University in 1982.  The Board concluded that Mr. Gao is qualified to serve as a director of the Company because his general sales and marketing experience, and his extensive knowledge and experience with the Company’s operating subsidiary and with the plastics industry overall, provide valuable insight and knowledge to the Board.

Wang Changzhu	37	Director
Mr. Wang has served on the Company’s Board since 2009. He founded and has served as President and CEO of Shandong Rongchen Real Property Development Corp. since 2004. He earned a Bachelors degree in business administration from Yokohama National University in 1995.  The Board concluded that Mr. Wang is a valuable member of the Board due to his educational background and business experience, and his experience with the Company, which provide unique insight and knowledge.

Wang Rui	40	Director
Mr. Wang has served on the Company’s Board since 2009.  In 2002, Mr. Rui founded and has served as President and CEO of Tianjin Yuanchuang Shuntian Architech Design & Consulting Inc. He earned a Bachelors degree in English Literature from Tianjin Foreign Studies University in 1991 and a Bachelors degree in Business & Commerce from University of Tokyo in 1997.  Mr. Wang’s leadership, educational and business experience, along with his experience with the Company, led the Board to conclude that he is qualified to serve as a director of the Company.

Howard Barth	58	Director
Mr. Barth has served on the Company’s Board since 2009. From 2005 until May 2008, he served as President, CEO and as a director of Yukon Gold Corp.  Mr. Barth was also a director of Nuinsco Resources Limited (a TSX listed exploration company) until June 2008.  He is currently a director and chairman of the Audit Committees of New Oriental Energy & Chemical Corp. (a NASDAQ-listed company), China Auto Logistics Inc. (a NASDAQ-listed company) and Orsus Xelent Technologies, Inc. (an AMEX-listed company). He was also a director for Uranium Hunter Corporation (an OTC BB company). Mr. Barth has operated his own public accounting firm in Toronto, Canada since 1985, and has over 26 years of experience as a certified accountant. He is a member of the Canadian Institute of Chartered Accountants and the Ontario Institute of Chartered Accountants. He earned a Bachelors and Masters degree in accounting from York University.   Mr. Barth’s extensive financial experience and his experience with both Canadian- and US-listed companies led the Board to conclude that Mr. Barth is a valuable member of the Board.

Qin Jingshou	39	Director
Mr. Qin has served on the Company’s Board since 2009. In 2000, he founded and has served as General Manager of Fuqing Yonghe Plastic & Rubbery Corp. inception. Prior to that he spent 8 years working for various plastic companies in sales and marketing. He earned a Bachelors degree in Mathematics from Fujian Normal University in 1993.  The Board concluded that Mr. Qin’s substantial experience in the plastics industry, along with his sales, marketing and leadership experiences in the industry and with the Company, provide valuable industry insight and qualify him to serve on the Board.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The shareholders of the Company adopted the Guanwei Recycling Corp. 2010 Omnibus Long-Term Incentive Plan (the “Plan”) at the annual shareholder meeting, which took place on November 19, 2010.  A copy of the Plan is incorporated as an exhibit to the Annual Report on Form 10-K as Exhibit 10.9.  As of the date of this report, no awards have been made under the Plan.  The following table sets forth information regarding securities authorized for issuance under equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (c)
Equity Compensation Plans Approved by Security Holders	0	n/a	2,400,000
Equity Compensation Plans Not Approved by Security Holders	0	n/a	n/a

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

Accrued Expenses

Beginning in 2009, the Company made an oral arrangement with Chenxin International Limited (“Chenxin”), a Hong Kong company and shareholder of the Company controlled by Mr. Wang Rui, a director of the Company, pursuant to which Chenxin agreed to pay certain accrued expenses on behalf of the Company. As of December 31, 2010, Chenxin has paid accrued expenses of $905,615. These amounts were related to legal and professional fees which are not payable in Chinese RMB (audit and audit-related expenses, legal fees, fees payable to the Company's transfer agent and EDGAR agent, and fees paid to NASDAQ relating to the Company's listing). These amounts were reflected on the Company’s consolidated balance sheets as outstanding amounts due to a shareholder.

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

(b)	Exhibits

EXHIBIT NO.	DESCRIPTION

2.1	Share Exchange Agreement, by and between the Registrant, Chenxin and Fresh Generation, dated November 5, 2009 (1)

2.2	Plan of Merger, adopted by the Registrant’s Board on December 4, 2009 (3)

3.1	Articles of Incorporation of the Registrant, dated December 13, 2006. (2)

3.2	Bylaws of the Registrant (2)

3.3	Certificate of Amendment to Articles of Incorporation of the Registrant, dated January 28, 2008 (2)

3.4	Articles of Merger, filed with the Secretary of State of the State of Nevada on December 16, 2009 (3)

3.5	Certificate of Incorporation of Chenxin (1)

3.6	Memorandum and Articles of Association of Chenxin (1)

3.7	Articles of Association of Guanwei (1)

3.8	Enterprise Business License of Guanwei, dated December 27, 2007 (1)

3.9	Enterprise Business License of Guanwei, dated December 23, 2008 (1)

9.1	Declaration of Trust, between Yu Banks Po Fung and Chen Min, dated November 28, 2009 (5)

10.1	Share Exchange Agreement and Stock Purchase between the Registrant and MD Mortgage Corp., dated January 15, 2007 (2)

10.2	Asset Transfer Agreement, between Fuqing State-Owned Assets Management & Investment Corp. and Guanwei, dated January 11, 2006 (1)

10.3	Land Use Certificate, issued by the Ministry of State-Owned Land Resources of the People’s Republic of China to Guanwei, dated November 8, 2006 (1)

10.4	Audit Report and Certificate, issued by Umweltagentur Erftstadt to Guanwei (5)

10.5	Form of Employment Contract (1)

10.6	Stock Purchase Agreement, between the Registrant and Marshall Davis, dated November 5, 2009 (1)

10.7	Indemnity Agreement by and between Chenxin, Fresh Generation, and Marshall Davis, dated November 5, 2009 (1)

10.8	Maximum Amount Loan with Pledge Contract, dated January 17, 2008 between Guanwei and Fuqing Rural Credit Cooperative Union (1)

10.9	Guanwei Recycling Corp. 2010 Omnibus Long-Term Incentive Plan (4)

10.10	Agreement with Fuqing Huanli Plastics Co., Ltd., dated November 1, 2008 (5)

10.10	Oral Agreement with Chenxin International Limited, dated 2009 (5)

14.1	Code of Business Conduct and Ethics (3)

16.1	Letter from Webb & Company, PA, dated December 16, 2009 (3)

21.1	List of Subsidiaries of the Registrant (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO) (6)

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO) (6)

32.1	Section 1350 Certification (CEO) (6)

32.2	Section 1350 Certification (CFO) (6)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-149013), filed on February 1, 2008.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2009.

(4)	Incorporated by reference to the Definitive Schedule 14A, filed on October 15, 2010.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2011.

(6)	Filed herewith.

GUANWEI RECYCLING CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Guanwei Recycling Corp.

We have audited the accompanying consolidated balance sheets of Guanwei Recycling Corp. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures In the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2009, and the results of its operations and cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Limited
BDO Limited
Hong Kong, March 31, 2011

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

In preparing the consolidated financial statements, all significant inter-company transactions and balances have been eliminated on consolidation.

2	Summary of Significant Accounting Policies - Continued

(b)	Use of Estimates

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

From time to time, revenue is deferred for upfront payments for sales of recycled LDPE received and is included in accrued expenses and other payables until the significant risks and ownership of the goods have been transferred to the customers and the price is fixed and collectability is reasonably assured.

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

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable, such as change of business plan, obsolescence, and continuous losses suffered. The Company assesses recoverability of assets by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. In determining estimates of future cash flows, the Company has to exercise significant judgment in terms of projection of future cash flows and assumptions. If the estimated undiscounted cash flows are less than the carrying amount then the Company performs the second step of the analysis and compares the fair value to the carrying amount. Fair value is determined using various approaches, including discounted future cash flows, independent appraisals or other relevant methods. If the carrying amount of the asset exceeds its fair value, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. The fair value of the asset then becomes the asset’s new carrying value, which the Company depreciates or amortizes over the remaining estimate useful life of the asset where appropriate. The Company may incur impairment losses in future periods if factors influencing our estimates change. Historically, the Company has not had an impairment charge on our long-lived assets.

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

12	Accrued Expenses and Other Payables

	As of December 31,
	2010	2009

Deposits from customers	$36,039	$45,726
Accrued payroll	336,601	278,562
Accrued expenses	348,929	104,836
	$721,569	$429,124

13	Dividends to Original Shareholders

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

16	Distribution of Profits

The Registrant is a holding company incorporated in the United States and its cash flow depends on dividends from its PRC operating subsidiary.  In order for the Registrant to distribute any dividends to its shareholders, it will rely on dividends distributed by its PRC operating subsidiary. PRC regulations currently permit payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Under current PRC laws and regulations, the Registrant’s PRC operating company is required, where applicable, to allocate a portion of its net profit to PRC statutory reserves before distributing dividends, including at least 10% of their net profit to PRC statutory reserves until the balance of such fund has reached 50% of its registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Further, if the Registrant’s PRC operating company incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. The Company’s restricted net assets as of December 31, 2010 and 2009 amounted to $2,044,119.

Assuming the Registrant’s PRC operating subsidiary distributes dividends to the Registrant, dividends will be paid on common stock only at the discretion of the Board and will be contingent upon the Registrant’s financial condition, results of operations, current and anticipated cash needs, restrictions contained in current or future financing instruments, plans for expansion and such other factors as the Board deems relevant.

The Company does not have any present plan to pay any cash dividends on our common stock in the foreseeable future. It presently intend to retain all earnings, if any, for use in its business operations and accordingly, the Board does not anticipate declaring any cash dividends for the foreseeable future.

17	Pension Plan

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

18	Risk, Uncertainties and Concentration

(i)	Nature of Operations
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

(iii)	Concentration of Suppliers, Customers and Restriction of Import Quota

During the years ended December 31, 2010 and 2009, there were 5 and 3 suppliers individually accounted for 10% or more of our total purchases, which account for 86% and 80%, respectively.

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

19	Fair Value Disclosures of Financial Instruments

The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company’s accounts receivable, and short term borrowings as of December 31, 2010 and 2009 approximate fair value.

20	Related Party Transaction and Balance

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

GUANWEI RECYCLING CORP.

Date: December 27, 2011	By:	/s/ Chen Min
Chen Min
Chief Executive Officer, Chairman of the Board, President
(Principal Executive Officer)

Date: December 27, 2011	By:	/s/ Yang Feng
Yang Feng
Chief Financial Officer, Secretary, Treasurer
(Principal Financial and Accounting Officer)

Date: December 27, 2011	By:	/s/ Chen Qijie
Chen Qijie
Director

Date: December 27, 2011	By:	/s/ You Jianli
You Jianli
Director

Date: December 27, 2011	By:	/s/ Gao Juguang
Gao Juguang
Director

Date: December 27, 2011	By:	/s/ Wang Changzhu
Wang Changzhu
Director

Date: December 27, 2011	By:	/s/ Wang Rui
Wang Rui
Director

Date: December 27, 2011	By:	/s/ Howard Barth
Howard Barth
Director

Date: December 27, 2011	By:	/s/ Qin Jingshou
Qin Jingshou
Director