Form 10-Q/A
period 2011-03-31
Guanwei Recycling Corp.
filed 2012-01-30
CIK 1425715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q/A

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

Yes ☐   No ☑

As of January 27, 2012, the registrant had 20,000,006 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

Guanwei Recycling Corp., a Nevada corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission (“SEC”) on May 16, 2011 (“Original Form 10-Q”), to incorporate the Company’s revisions and responses pursuant to certain comment letters from the staff of the SEC dated June 30, 2011, September 8, 2011 and October 4, 2011 (collectively, the “SEC Comment Letters”).  Except for the amended disclosures made in response to the SEC Comment Letters, the information in this Form 10-Q/A has not been updated to reflect events that occurred after May 16, 2011, the filing date of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q.  The following sections have been amended, without limitation:

Part I
	•	Item 1.	Financial Statements
	•	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	•	Item 4.	Controls and Procedures
Part II
	•	Item 6.	Exhibits

Except as set forth above, all other information in the Company’s Original Form 10-Q remains unchanged.  The Company has re-filed the entire Form 10-Q in order to provide more convenient access to the amended information in context.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GUANWEI RECYCLING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Notes to Financial Statements.

1         Summary of Significant Accounting Policies

Guanwei Recycling Corp. (the “Registrant”) operates through its wholly-owned subsidiary, Hongkong Chenxin International Development Limited (“Chenxin”), a company incorporated in Hong Kong, and Chenxin’s wholly-owned subsidiary, Fuqing Guanwei Plastic Industry Co., Limited, a company incorporated in Fuzhou City, Fujian Province, PRC on April 9, 2005 as a wholly domestic-owned enterprise with an operating period up to April 8, 2055 (“ Guanwei ”, and together with the Registrant and Chenxin, hereafter referred to as the “Company”). The Company is organized as a single business segment and is principally engaged in the manufacturing and distribution of low density polyethylene (“LDPE”) and the sales of scrap materials, including plastic.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for annual financial statements are not included herein. In management’s opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our 2010 audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2010 is derived from our 2010 Annual Report on Form 10-K/A. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K/A. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

 5         Inventories

	March 31,	December 31,
	2011	2010
	(Unaudited)
Raw materials	$9,090,843	$8,772,550
Work-in-progress	101,618	142,096
Finished goods	809,189	1,807,119
	$10,001,650	$10,721,765

6         Accrued Expenses and Other Payables

	March 31,	December 31,
	2011	2010
	(Unaudited)
Deposits from customers	$65,891	$36,039
Accrued payroll	278,139	336,601
Accrued expenses	222,442	348,929
	$566,472	$721,569

7           Short Term Borrowings

	March 31,	December 31,
	2011	2010
	(Unaudited)
Fuqing Rural Credit Cooperative Union	$-	$1,464,659
China Merchants Bank	1,588,171	2,251,718
	$1,588,171	$3,716,377

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

9          Distribution of Profits

The Company is a holding company incorporated in the United States and its cash flow depends on dividends from Guanwei, its PRC operating subsidiary. In order for the Company to distribute any dividends to its shareholders, the Company will rely on dividends distributed by Guanwei. PRC regulations currently permit payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Under current PRC laws and regulations, Guanwei is required, where applicable, to allocate a portion of its net profit to PRC statutory reserves before distributing dividends, including at least 10% of its net profit to PRC statutory reserves until the balance of such fund has reached 50% of its registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Further, if Guanwei incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. The Company’s restricted net assets as of March 31, 2011 and December 31, 2010 amounted to approximately $2,045,000.

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

10         Pension Plan

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

11          Risk, Uncertainties and Concentration

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

12            Related Party Transactions and Balance

Chenxin International Limited, a shareholder of the Registrant which is controlled by Mr. Wang Rui, a director of the Company, has an arrangement with the Company pursuant to which Chenxin International Limited has paid accrued expenses of $179,515 and $48,200 on behalf of the Registrant during the three months ended March 31, 2011 and 2010, respectively. These amounts were related to legal and professional fees paid by Chenxin International Limited on behalf of the Registrant and were outstanding as amount due to shareholder on the consolidated balance sheets as of March 31, 2011 and December 31, 2010. This arrangement is not reflected in any written agreement and is typical of PRC business practices in the region where the Company is located

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward Looking Statements

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our consolidated financial statements and their related notes included in this Quarterly Report and the Annual Report on Form 10-K/A as filed with the SEC for the year ended December 31, 2010. This report contains forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

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

Our revenue may be affected by the import quotas granted by the PRC’s Ministry of Environmental Protection.  Guanwei has been approved for an import quota of 24,000 tons of plastic waste per year.  Additionally, on November 1, 2008, Guanwei entered into an agreement pursuant to which it is permitted to use, at no cost and for a period of 10 years, the 35,000 tons per year import quota granted to Fuqing Huan Li Plastics Company Limited (“Huan Li”). Chen Min, our Chief Executive Officer and Chairman of the Board, is also the Chief Executive Officer, Chairman of the Board and legal representative of Huan Li. There can be no guarantee that Huan Li’s import quota will be available to us after the expiration of the agreement. If we are unable to use Huan Li’s import quota or obtain the grant of import quota from the Ministry of Environment Protection, our revenue and results of operations would be materially adversely affected. Please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K/A for further information and other factors that may affect our revenue.

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

Foreign Cash

As of March 31, 2011 and December 31, 2010, the Company had cash deposits of $14.0 million and $14.9 million placed with several banks and a financial institution in the People’s Republic of China, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions.

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

Approximately 2.69 % of our purchases for the quarter ended March 31, 2011 were denominated in the European Union euro, and the rest of our purchases were denominated in the Renminbi and in the U.S. dollar. Accordingly we believe that any movement in the exchange rate between the European Union euro and the Renminbi will have insignificant impact on our operating income.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time. The exchange rates at March 31, 2011 and 2010 were approximately 6.5564 and 6.6227 Renminbi to 1 U.S. dollar, respectively. Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. We recognized a foreign currency translation gain of approximately $217,000 and $3,000 for the quarter ended March 31, 2011 and 2010. If the exchange rate were to increase by 10% to US$1.00 = RMB 7.2120 at March 31, 2011, we would record a foreign currency translation loss of approximately $1,749,000 instead of a foreign currency translation gain for the quarter ended March 31, 2011. If the exchange rate were to decrease by 10% to US$1.00 = RMB5.9008 at March 31, 2011, our foreign currency translation gain would potentially increase by approximately $2,062,000 for the quarter ended March 31, 2011.

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

Item 4.Controls and Procedures.

Material weakness previously disclosed

As discussed in Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2010, we identified one material weakness in the design and operation of our internal controls. The material weakness is related to the fact that the Company’s accounting department personnel have limited knowledge and experience in U.S. GAAP. The Company is considering hiring additional personnel with sufficient knowledge and experience in U.S. GAAP, and engaging a professional consultancy firm to provide ongoing training course in U.S. GAAP to accounting personnel. As the newly implemented remediation initiatives have not been implemented yet, we will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weakness is remediated.

Disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company, and for evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer and, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of these disclosure controls and procedures and due to the unremediated material weakness described above, the Certifying Officers have concluded that these disclosure controls and procedures were not effective at the Evaluation Date.

Changes in Internal Control Over Financial Reporting.

 During the three months ended March 31, 2011, there were no changes in our internal control over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None

Item  6. Exhibits

(a)	Financial Statements

Our financial statements as set forth in the Index to Financial Statements included as Item 1 hereto are hereby incorporated by reference.

(b)	Exhibits

EXHIBIT NO.	DESCRIPTION
2.1	Share Exchange Agreement, by and between the Registrant, Chenxin and Fresh Generation, dated November 5, 2009 (1)

2.2	Plan of Merger, adopted by the Registrant’s Board on December 4, 2009 (3)

3.1	Articles of Incorporation of the Registrant, dated December 13, 2006. (2)

3.2	Bylaws of the Registrant (2)

3.3	Certificate of Amendment to Articles of Incorporation of the Registrant, dated January 28, 2008 (2)

3.4	Articles of Merger, filed with the Secretary of State of the State of Nevada on December 16, 2009 (3)

3.5	Certificate of Incorporation of Chenxin (1)

3.6	Memorandum and Articles of Association of Chenxin (1)

3.7	Articles of Association of Guanwei (1)

3.8	Enterprise Business License of Guanwei, dated December 27, 2007 (1)

3.9	Enterprise Business License of Guanwei, dated December 23, 2008 (1)

9.1	Declaration of Trust, between Yu Banks Po Fun and Chen Min, dated November 28, 2009 (7)

10.1	Share Exchange Agreement and Stock Purchase between the Registrant and MD Mortgage Corp., dated January 15, 2007 (2)

10.2	Asset Transfer Agreement, between Fuqing State-Owned Assets Management & Investment Corp. and Guanwei, dated January 11, 2006 (1)

10.3	Land Use Certificate, issued by the Ministry of State-Owned Land Resources of the People’s Republic of China to Guanwei, dated November 8, 2006 (1)

10.4	Audit Report and Certificate, issued by Umweltagentur Efftstadt to Guanwei (7)

10.5	Form of Employment Contract (1)

10.6	Stock Purchase Agreement, between the Registrant and Marshall Davis, dated November 5, 2009 (1)

10.7	Indemnity Agreement by and between Chenxin, Fresh Generation, and Marshall Davis, dated November 5, 2009 (1)

10.8	Maximum Amount Loan with Pledge Contract, dated January 17, 2008 between Guanwei and Fuqing Rural Credit Cooperative Union (1)

10.9	Sales Confirmation, dated May 3, 2010, between TM Recycling GmbH and Guanwei (4)

10.10	Sales Contract, dated as of July 7, 2010, between Guanwei and Sunshine Handels & Consulting GmbH. (5)

10.11	Guanwei Recycling Corp. 2010 Omnibus Long-Term Incentive Plan (6)

10.12	Agreement with Fuqing Huanli Plastics Co., Ltd., dated November 1, 2008 (7)

10.13	Oral Agreement with Chenxin International Limited., dated 2009 (8)

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO) *

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO) *

32.1	Section 1350 Certification (CEO) *

32.2	Section 1350 Certification (CFO) *

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-149013), filed on February 1, 2008.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2009.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed on May 17, 2010.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 12, 2010.

(6)	Incorporated by reference to the Registrant’s Definitive Schedule 14A, filed on October 15, 2010.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2011.

(8)	Incorporated by reference to the Registrant’s Amended Annual Report on Form 10-K/A, filed on December 22, 2011.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUANWEI RECYCLING CORP.

Date: January 30, 2012	By:	/s/ Chen Min
Chen Min
Chief Executive Officer, Chairman of the Board, President
(Principal Executive Officer)

Date: January 30, 2012	By:	/s/ Yang Feng
Yang Feng
Chief Financial Officer, Secretary, Treasurer
(Principal Financial and Accounting Officer)

