Form 10-Q/A
period 2011-06-30
Guanwei Recycling Corp.
filed 2012-02-03
CIK 1425715

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

EXPLANATORY NOTE

Guanwei Recycling Corp., a Nevada corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission (“SEC”) on August 15, 2011 (“Original Form 10-Q”), to incorporate the Company’s revisions and responses pursuant to certain comment letters from the staff of the SEC dated June 30, 2011, September 8, 2011 and October 4, 2011 (collectively, the “SEC Comment Letters”).  Except for the amended disclosures made in response to the SEC Comment Letters, the information in this Form 10-Q/A has not been updated to reflect events that occurred after August 15, 2011, the filing date of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q.  The following sections have been amended, without limitation:

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

1

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

Forward Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act.  We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements.  These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements.  These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2010.  Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K/A and Item 1A, “Risk Factors” for the year ended December 31, 2010.

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

Working Capital

Our working capital as of June 30, 2011 and December 31, 2010 was $19,865,959 and $13,390,151 respectively, representing an increase of $6,475,808 or 48.36%. The improved working capital is primarily due to a decrease of $2,940,625 in short term borrowings , and a decrease of $5,017,510 in accounts payable for the six months ended June 30, 2011 as compared to that as of December 31, 2010. We aim to continue to improve the level of working capital through enhanced levels of productivity and increased revenue and efficiently controlling costs.

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

Changes in Internal Control Over Financial Reporting.

During the three months ended June 30, 2011, there were no changes in our internal control over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                     Defaults Upon Senior Securities.

None.

Item 4.                     (Removed and Reserved).

Item 5.                     Other Information.

None

Item  6.                    Exhibits

(a)	Financial Statements

Our financial statements as set forth in the Index to Financial Statements included as Item 1 hereto are hereby incorporated by reference.

(b)	Exhibits

EXHIBIT NO.	DESCRIPTION

2.1	Share Exchange Agreement, by and between the Registrant, Chenxin and Fresh Generation, dated November 5, 2009 (1)

2.2	Plan of Merger, adopted by the Registrant’s Board on December 4, 2009 (3)

3.1	Articles of Incorporation of the Registrant, dated December 13, 2006. (2)

3.2	Bylaws of the Registrant (2)

3.3	Certificate of Amendment to Articles of Incorporation of the Registrant, dated January 28, 2008 (2)

3.4	Articles of Merger, filed with the Secretary of State of the State of Nevada on December 16, 2009 (3)

3.5	Certificate of Incorporation of Chenxin (1)

3.6	Memorandum and Articles of Association of Chenxin (1)

3.7	Articles of Association of Guanwei (1)

3.8	Enterprise Business License of Guanwei, dated December 27, 2007 (1)

3.9	Enterprise Business License of Guanwei, dated December 23, 2008 (1)

9.1	Declaration of Trust, between Yu Banks Po Fun and Chen Min, dated November 28, 2009 (7)

10.1	Share Exchange Agreement and Stock Purchase between the Registrant and MD Mortgage Corp., dated January 15, 2007 (2)

10.2	Asset Transfer Agreement, between Fuqing State-Owned Assets Management & Investment Corp. and Guanwei, dated January 11, 2006 (1)

10.3	Land Use Certificate, issued by the Ministry of State-Owned Land Resources of the People’s Republic of China to Guanwei, dated November 8, 2006 (1)

10.4	Audit Report and Certificate, issued by Umweltagentur Efftstadt to Guanwei (7)

10.5	Form of Employment Contract (1)

10.6	Stock Purchase Agreement, between the Registrant and Marshall Davis, dated November 5, 2009 (1)

10.7	Indemnity Agreement by and between Chenxin, Fresh Generation, and Marshall Davis, dated November 5, 2009 (1)

10.8	Maximum Amount Loan with Pledge Contract, dated January 17, 2008 between Guanwei and Fuqing Rural Credit Cooperative Union (1)

10.9	Sales Confirmation, dated May 3, 2010, between TM Recycling GmbH and Guanwei (4)

10.10	Sales Contract, dated as of July 7, 2010, between Guanwei and Sunshine Handels & Consulting GmbH. (5)

10.11	Guanwei Recycling Corp. 2010 Omnibus Long-Term Incentive Plan (6)

10.12	Agreement with Fuqing Huanli Plastics Co., Ltd., dated November 1, 2008 (7)

10.13	Oral Agreement with Chenxin International Limited, dated 2009 (8)

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO) *

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO) *

32.1	Section 1350 Certification (CEO) *

32.2	Section 1350 Certification (CFO) *

101.1	The following financial statements from Guanwei Recycling Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (1) condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010; (ii) condensed consolidated statements of income and comprehensive income for the three months and six months ended June 30, 2011 and 2010; and (iii) condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010. *

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-149013), filed on February 1, 2008.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2009.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed on May 17, 2010.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 12, 2010.

(6)	Incorporated by reference to the Registrant’s Definitive Schedule 14A, filed on October 15, 2010.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2011.

(8)	Incorporated by reference to the Registrant’s Amended Annual Report on Form 10-K/A, filed on December 22, 2011.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUANWEI RECYCLING CORP.

Date: January 27, 2012	By:	/s/ Chen Min
Chen Min
Chief Executive Officer, Chairman of the Board, President
(Principal Executive Officer)

Date: January 27, 2012	By:	/s/ Yang Feng
Yang Feng
Chief Financial Officer, Secretary, Treasurer
(Principal Financial and Accounting Officer)

