Form 10-K
period 2011-12-31
Guanwei Recycling Corp.
filed 2012-03-30
CIK 1425715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

86-591 85369 6197

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes         ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐ Yes         ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes       ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒  Yes         ☐  No

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

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes         ☒  No

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2011 based upon the closing price reported for such date on the NASDAQ Capital Market was $10,480,008.

As of March 29, 2012, there were 20,000,006 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be forward-looking statements. The forward-looking statements included or incorporated by reference in this Annual Report and those reports, statements, information and announcements address activities, events or developments that Guanwei Recycling Corp. expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.

The risk factors referred to in this Annual Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

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

Guanwei was founded as a limited company in China in April 2005 with registered capital of RMB 5 million (approximately $0.62 million) and then increasing to RMB 10 million (approximately $1.46 million) in January 2006. Since inception, it has been principally engaged in the manufacture and distribution of low density polyethylene (“LDPE”) and other recycled plastics products, using imported raw material in the form of plastic waste. On November 22, 2008, Guanwei was acquired by Chenxin, a holding company incorporated in Hong Kong, and became a wholly-owned foreign investment enterprise (“WOFIE”) under PRC law. Guanwei is the sole operating subsidiary of Chenxin.

On December 16, 2009, the Registrant filed Articles of Merger with the Nevada Secretary of State, pursuant to which the Registrant’s newly formed and wholly-owned subsidiary, Guanwei Recycling Corp., a Nevada corporation, merged with and into the Registrant. Upon the effectiveness of the merger, the name of the Registrant was changed from MD Holdings Corp. to Guanwei Recycling Corp. in accordance with Nevada Revised Statutes §92A.180.  The Registrant effected the name change to better reflect the nature of its new business operations following the Share Exchange. The merger, along with the Plan of Merger and Articles of Merger, are disclosed in the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009.  Effective December 28, 2009, the Registrant received a new trading symbol, GURC.OB, and a new CUSIP number for its Common Stock. On March 30, 2010, the Registrant’s Common Stock began trading on the NASDAQ Capital Market under the symbol “GPRC.”

The corporate structure of the Registrant is as follows:

The Registrant’s corporate offices are located at Rong Qiao Economic Zone, Fuqing City, Fujian Province, People’s Republic of China, 350301.

General Business Overview

The following is a description of the business operations of the Registrant, including its wholly-owned and sole operating subsidiary, Guanwei.

Based in Fuqing City, in the Fujian Province of China, Guanwei is one of the few plastic recyclers in China to import primarily most of its raw materials (i.e. plastic waste) from foreign suppliers (primarily Germany), where the cost of processing plastic waste is significantly higher than in China. Guanwei’s products are sold to customers in a wide range of industries, including shoe manufacturing, architecture and engineering products, industrial equipment and supplies, and chemical and petrochemical manufacturing. Guanwei operates its business in compliance with the highest environmental standards in order to meet the stringent requirements of both German and Chinese authorities. On June 18, 2009, Umweltagentur Erftstadt, a provider of certification services, issued its audit report on the compliance of Guanwei's operations with German regulations regarding pollution and environmental controls. Based upon its audit, Umweltagentur Erftstadt determined that Guanwei should be issued a certificate (a “Compliance Certificate”) as to such compliance. Holding a Compliance Certificate permits a plastics recycler to purchase plastic waste directly from German suppliers.

The Company is organized as a single business segment and is committed to sourcing and developing innovative ideas and markets for recycled materials, and concentrates on transforming plastic waste into useful plastic grains. Its mission is to be an environmentally conscious, profitable manufacturer of plastics products of the highest quality. Guanwei procures raw material in the form of unrecycled plastic waste from its suppliers and uses this material to manufacture recycled plastic grains, which are then sold to manufacturers of consumer products in various industries. Guanwei specializes in the production of various recycled plastics products, the most important of which is LDPE. In the last four years, Guanwei has developed four distinct grades of LDPE plastic grains, which are sold to clients to be manufactured into a broad range of end products. Guanwei currently sells to over 300 customers in more than 10 industries. Guanwei’s LDPE products in particular are widely used in the manufacturing of chemical and functional fibers, and is the main raw material for shoe soles, insulation material, fire-proofing and water-proofing material, and foam.

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

After the LDPE material is sorted by color, it is sent to the smashing workshop, where it is smashed and cut into pieces by one of Guanwei’s twelve smashing machines. The material is then washed and cleaned at least two to three times in order to eliminate impurities. This enhances the whiteness of the material, which results in a higher grade end-product. Once washed, the material is packed into square containers and sent to the plastic grain manufacturing area of the workshop, where there are 32 plastic grain machines. The material is fed into the grain machines, which break down the material and form it into small grains of recycled plastic, which are then sold to consumers in various manufacturing industries.

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

LDPE can be produced in both translucent and opaque varieties, and the principal difference between virgin LDPE and recycled LDPE is that recycled LDPE cannot be completely transparent. Some manufacturers have strict color requirements, so they will not purchase recycled LDPE. However, recycled LDPE is attractive to manufacturers without color requirements, as the selling price of virgin plastic in China can be as high as RMB 12,000 (approximately $1,890) per ton, 61% higher than recycled LDPE.

Guanwei produces four types of LDPE plastic grains. The grade is determined by the color of the plastic grain, with higher grade denoting that the grain is whiter. Higher grade plastic grains are more expensive.

•	Grade A	This is a white LDPE grain and accounts for approximately 20% of Guanwei’s sales.

•	Grade B	This is a white LDPE grain and accounts for approximately 20% of Guanwei’s sales.

•	Grade C	This is a white LDPE grain and accounts for approximately 30% of Guanwei’s sales.

•	Grade D	This is a black LDPE grain and accounts for approximately 30% of Guanwei’s sales.

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

Raw Materials and Major Suppliers

Because an important step in the recycling of plastic waste is sorting and classifying the raw material, Guanwei obtains most of its raw material from foreign suppliers (primarily in Europe), where it can obtain raw material which consists solely of unrecycled plastic, and where the sorting and classification techniques are superior to those used in China. Guanwei’s primary suppliers during 2011 and 2010 are primarily located in Europe. Guanwei is one of the few plastics importer-manufacturers in China with a Compliance Certificate from Unweltagentur Erftstadt for meeting certain pollution and environmental standards, which allows Guanwei access to German suppliers. Guanwei has entered into certain long-term supply contracts with its suppliers in Europe to purchase raw materials at prices to be determined monthly.

The following table sets out our major suppliers of raw materials for recycled LDPE and non-LDPE materials for the fiscal years ended December 31, 2011 and 2010.

	As a Percentage of Our Purchases of Raw Materials
	Fiscal Year Ended December 31,
	2011	2010
Recycling Dienstleistung Beratung GmbH	22.6%	21.6%
Sunshine Handels & Consulting GmbH	21.7%	19.7%
TM Recycling GmbH	13.3%	18.8%
KVS Plastics GmbH	** %	11.7%
Keryi Holdings Co. Ltd.	19.5%	** %
Fu Rong He Trading (Fuzhou) Company Limited	** %	14.4%

** Less than 10%

The raw materials are transported to the port of Jiangyin in China by ocean freighters. As the importer of the raw materials, Guanwei covers the cost of shipping from the supplier to Guanwei’s facility. Each imported container weighs about 20 tons, and per container shipping costs between $500-$600, including insurance. The raw materials are then transported from the port in Jiangyin to Guanwei’s facility by truck at a cost of approximately $116 per container. Each container is subject to an import tax imposed by the Chinese government of 6.5% of the value of the goods and is also subject to a value-added tax of 17%.

Importers of plastic waste into the PRC are subject to an import quota regulated by the Ministry of Environmental Protection. Guanwei has been approved for an import quota of 64,000 tons of plastic waste for 2011, and for a period of 10 years, Guanwei has been permitted use the 35,000 tons per year import quota granted to Fuqing Huan Li Plastics Company Limited (“Huan Li”) at no cost pursuant to the agreement dated November 1, 2008. Huan Li has not had any significant operations since 2005, but its import quota remains valid. Chen Min, the Registrant’s Chief Executive Officer, is the Chief Executive Officer, Chairman of the Board of Directors, and legal representative, with the power to represent and act on behalf, of Huan Li.

The Company’s import quota will be evaluated by the Chinese government on an annual basis. In July 2011, we received government approval to increase our quota from 24,000 tons to 64,000 tons for 2011. In January 2012, we received government approval to further increase our quota to 80,000 tons for the year of 2012.

Product Sales, Distribution and Marketing

Guanwei has a sales team of twenty-two people, led by Mr. Gao Juguang, an industry veteran with over 15 years of plastic sales experience.  The Company is focused on diversifying its client base and increasing its sales volume to the infrastructure-building industry.  Mr. Gao and the sales team work toward these goals by developing new client relationships through site visits, personal telephone calls and presentations and presenting product samples to the potential customers. Guanwei also relies on word-of-mouth to strengthen its reputation and secure sales from local customers. Due to its product quality and reputation, Guanwei has experienced a great deal of success securing regular customers after their first usage of the products.

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

Certain of Guanwei’s customers make deposits for the products they purchase and the purchase price includes all shipping and transportation costs. Guanwei typically sells its products on a purchase order basis, but occasionally enters into one-year supply agreements with customers. The purpose of such agreements is to set the prices at which products are to be sold to such customers during the following year. The customer base is spread across different geographic markets and industries, such as shoe manufacturing, construction material manufacturing (such as fire- and water-proofing material and plastic pipes), and outdoor furniture manufacturing. No single customer represents greater than five percent of our sales volume or net revenue. Guanwei does not foresee any difficulties in sales as it is well-insulated against fluctuating demands in any one industry and demand currently exceeds supply.

Competition

The market for recycling plastics in China is highly fragmented with companies of various sizes. We are one of the largest recycled LDPE producers in China with an annual production capacity of 80,000 tons of recycled LDPE. Our capacity increased in 2011 from 65,000 tons to 80,000 tons due to significant improvements in our factory equipment and facility during the year. We face competition from both virgin LDPE manufacturers and other plastics recyclers in China. Many of our competitors lack the scale or the sophistication to accommodate the environmental standards and sewage treatment issues involved with processing larger volume. The Company’s two primary competitors are Fujian Huaxia Plastics Corp. and Youfeng Plastics.  Both are private companies and each company produces approximately 20,000 tons of recycled plastic products a year.

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

Well-established manufacturing capabilities

In China, the vast majority of plastic recycling companies are small-scale craftsmen shops lacking the capacity to properly process raw materials, deal with sewage treatment issues and meet required environmental standards.  In comparison, Guanwei has a large, 64,000 square meter storage and manufacturing facility in which it produces various plastics products, and also has a sewage treatment facility that is able to filter and process the waste products resulting from the manufacturing. Guanwei’s production capacity is currently 80,000 tons annually.  In 2011, Guanwei sold 52,666 tons of manufactured recycled LDPE. Additionally, production costs for both of these companies are higher than Guanwei’s because they purchase their raw materials from wholesalers in Hong Kong, whereas Guanwei imports almost all of its raw materials directly from suppliers. Furthermore, Guanwei is the only LDPE importer in China with recycled plastic manufacturing capabilities, and one of the few plastics manufacturers in China with a Compliance Certificate from Umweltagentur Urftstadt for meeting certain pollution and environmental standards, as discussed further below.

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

Employees

Guanwei currently has approximately 523 full-time employees working in the workshops and 40 employees in sales, marketing and administrative positions. Guanwei has no part-time employees. We have a labor contract with each employee as required by law in the PRC. The labor contract mainly includes working content, contract period, working time, payment and other terms.

Costs and Effects of Compliance with Environmental Laws and Other Regulations

Currently, Guanwei’s manufacturing processes are in compliance with all Chinese laws and environmental standards.  Guanwei is not aware of any other governmental approvals required for any of its products or manufacturing processes.

Research and Development

Guanwei does not currently have plans to develop new products because the demand for LDPE plastic grains already exceeds our manufacturing capabilities.  As the performance was deemed unsatisfactory, Guanwei has abandoned the test-use of Ethylene- Propylene-Diene Monomer (EPDM), which is a cleaning solvent which was being tested in 2009 for use as an additive in the smashing and cleaning process to improve the cleanliness of the end product. There are nominal costs associated with our research and development activities.

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

At December 31, 2011, we had approximately US$12.4 million on deposit with banks and financial institutions in China, which constitutes approximately all of our total cash. The terms of these deposits are, in general, up to three (3) months. Historically, deposits in Chinese banks and financial institutions are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which became effective on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks and financial institutions based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank or financial institution may go bankrupt. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks and financial institutions in many aspects, especially since the opening of RMB  business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks and financial institutions in which we have deposits has increased. In the event of bankruptcy of one of the banks or financial institutions which holds our deposits, we are unlikely to recover our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.

Because Our Funds Are Held In Banks Which Do Not Provide Insurance, The Failure Of Any Bank In Which We Deposit Our Funds Could Affect Our Ability To Continue In Business.

Banks and other financial institutions in the People’s Republic of China do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

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

Recent Change In The PRC Labor Law Restrict Our Ability To Reduce Our Workforce In The PRC In The Event Of An Economic Downturn And May Increase Our Labor Costs.

In June 2007, the National People’s Congress of the PRC enacted the Labor Contract Law, which became effective on January 1, 2008. To clarify certain details in connection with the implementation of the Labor Contract Law, the State Council promulgated the Implementing Rules for the Labor Contract Law, or the Implementing Rules, on September 18, 2008 that came into effect immediately. The Labor Contract Law provides various rules regarding employment contracts that will likely have a substantial impact on employment practices in China. The Labor Contract Law imposes severe penalties on employers that fail to timely enter into employment contracts with employees. The employer is required to pay a double salary to the employee if it does not enter into a written contract with the employee within one month of the employment, and a non-fixed-term contract is assumed if a written contract is not executed after one year of the employment. Additionally, the Labor Contract Law sets a limit of two fixed-term contracts regardless of the length of each term, after which the contract must be renewed on a non-fixed-term basis should the parties agree to a further renewal unless otherwise required by the respective employee. This requirement curtails the common practice of continuously renewing short-term employment contracts. The Implementing Rules appear to further tighten this rule by suggesting that an employee has the right to demand a non-fixed-term contract upon the completion of the second fixed term regardless of whether the employer agrees to a contract renewal. A non-fixed-term contract does not have a termination date and it is generally difficult to terminate such a contract because termination must be based on limited statutory grounds. The employer can no longer supplement such statutory grounds through an agreement with the employee. In addition, the Labor Contract Law requires the payment of statutory severance upon the termination of an employment contract in most circumstances, including the expiration of a fixed-term employment contract.

Under the Labor Contract Law, employers can only impose a post-termination non-competition provision on employees who have access to their confidential information for a maximum period of two years. If an employer intends to maintain the enforceability of a post-termination non-competition provision, it has to pay the employee compensation on a monthly basis post-termination of the employment. Under the Labor Contract Law, a “mass layoff” is defined as termination of more than 20 employees or more than 10% of the workforce. The Labor Contract Law expands the circumstances under which a mass layoff can be conducted, such as when the company undertakes a restructuring pursuant to the PRC Enterprise Bankruptcy Law, suffers serious difficulties in business operations, changes its line of business, performs significant technological improvements, changes operating methods, or where there has been a material change in the objective economic circumstances relied upon by the parties at the time of the conclusion of the employment contract, thereby making the performance of such employment contract impractical. The employer must follow specific procedures in conducting a mass layoff. There is little guidance on what penalties an employer will suffer if it fails to follow the procedural requirements in conducting the mass layoff. Finally, the Labor Contract Law requires that the employer discuss the company’s internal rules and regulations that directly affect the employees’ material interests (such as employees’ salary, work hours, leave, benefits, and training, etc.) with all employees or employee representative assemblies and consult with the trade union or employee representatives on such matters before making a final decision.

All of our employees based exclusively within the PRC are covered by the Labor Contract Law. As there are uncertainties as to how the Labor Contract Law and its Implementing Rules will be enforced by the relevant PRC authorities, we cannot assess their potential impact on our business and results of operations at the moment. The implementation of the Labor Contract Law and its Implementing Rules may increase our operating expenses, in particular our personnel expenses and labor service expenses. If we want to maintain the enforceability of any of our employees’ post-termination non-competition provisions, the compensation and procedures required under the Labor Contract Law may add substantial costs and cause financial burdens to us. Prior to the new law such compensation was often structured as part of the employee’s salary during employment, and was not an additional compensation cost. In the event that we decide to dismiss employees or otherwise change our employment or labor practices, the Labor Contract Law and its Implementing Rules may also limit our ability to effect these changes in a manner that we believe to be cost-effective or desirable, which could adversely affect our business and results of operations. In particular, our ability to adjust the size of our operations when necessary in periods of recession or less severe economic downturns such as the recent financial turmoil may be affected. In addition, during periods of economic decline when mass layoffs become more common, local regulations may tighten the procedures by, among other things, requiring the employer to obtain approval from the relevant local authority before conducting any mass layoff. Such regulations can be expected to exacerbate the adverse effect of the economic environment on our results of operations and financial condition.

Under The New Enterprise Income Tax Law, We May Be Classified As A “Resident Enterprise” Of China, Which Will Likely Result In Unfavorable Tax Consequences To Us And Our Non-PRC Stockholders.

The EIT Law and its implementing rules became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC stockholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2011 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If We Were Treated As A “Resident Enterprise” By PRC Tax Authorities, We Would Be Subject To Taxation In Both The United States And China, And Our PRC Tax May Not Be Creditable Against Our U.S. Tax.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation, or SAT, released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

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

For the years ended December 31, 2011 and 2010, 77% and 86% of our raw material was purchased from four and five major suppliers, respectively. Failure to maintain good relationships with our current suppliers or to develop a new supply source of raw materials could negatively affect our ability to obtain the raw materials used in our products in a timely manner. If we are unable to obtain ample supplies of raw material from our existing suppliers or develop alternative supply sources, we may be unable to satisfy our customers’ orders which could materially and adversely affect our revenues and our relationship with our customers.  Furthermore, we are dependent on our suppliers for the timely delivery of materials that we require for our operations. Should our suppliers fail to deliver such materials on time, and if we are unable to source these materials from alternative suppliers on a timely basis, our revenue and profitability could be adversely affected.

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

In the PRC, imports of plastic waste are subject to an import quota regulated by the Ministry of Environmental Protection. We have been approved for an import quota of 80,000 tons of plastic waste in 2012. We have also been permitted to use of the 35,000 tons per year import quota granted to Huan Li. Huan Li has not had any significant operations since 2005, but its import quota remains valid. Chen Min, our Chief Executive Officer, is the Chief Executive Officer, Chairman of the Board of Directors, and legal representative with the power to represent and act on behalf, of Huan Li.

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

Environmental Compliance And Remediation Could Result In Substantially Increased Capital Requirements And Operating Costs Which Could Adversely Affect Our Business.

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

Our Sales Are Dominated By Sales in China Which Could Have An Adverse Effect On Our Business.

For each of the two fiscal years ended December 31, 2011 and 2010 almost all of our sales were derived from customers in China. We expect that the domestic market in China will continue to be our major market. Our business is therefore heavily dependent on the demand for plastics in China and the domestic market prices of LDPE. In the event that there is any material adverse change in the level of the demand of raw material for plastic products in China or if there are a significant price fluctuations in China, our performance could be adversely affected.

The Staff Of Our Accounting Department Lack Training And Experience In U.S. Accounting Principles, Which May Result In Accounting Errors In The Financial Statements That We File With The Securities And Exchange Commission.

Our executive offices are located in Fuqing City, Fujian Province in the PRC. Our entire bookkeeping and accounting staff is located there. Our books and records are maintained in Chinese, using Chinese accounting principles. Chinese accounting principles vary in many important respects from U.S. accounting principles. To file our Company’s financial statements with the Securities and Exchange Commission, our accounting staff must convert the financial statements from Chinese accounting principles to U.S. accounting principles. However, none of the members of our accounting staff has extensive experience or training in the preparation of financial statements under U.S. accounting principles. Neither do we have any employee who has previous experience in accounting for a U.S. public company. This situation creates a risk that the financial statements we file with the SEC will fail to present our financial condition and/or results of operations as required by SEC rules and the principles of accounting generally applied in the United States.

We Have Identified Material Weaknesses In Our Internal Control Over Financial Reporting. If We Fail To Develop Or Maintain An Effective System Of Internal Controls, We May Not Be Able To Accurately Report Our Financial Results and Prevent Fraud. As A Result, Current And Potential Stockholders Could Lose Confidence In Our Financial Statements, Which Would Harm The Trading Price Of Our Common Stock.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies are not required to include an attestation report of their auditors in annual reports.

A report of our management is included under Item 9A.“Controls and Procedures” of this report. We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in this annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive an unqualified report from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified material weaknesses relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements.

We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A.“Controls and Procedures” for more information.

RISKS RELATING TO OUR COMMON STOCK

If We Fail To Meet The Continued Listing Requirements Of The Nasdaq Capital Market, Our Common Stock May Be Deslisted from the Nasdaq Capital Market, Which May Cause The Value Of An Investment In Our Common Stock To Substantially Decrease.

On January 25, 2012, we received a written notification from The NASDAQ Stock Market (“NASDAQ”) stating that we no longer comply wth Nasdaq Rule 5550(a)(2) (the “Minimum Bid Price Rule”), because the closing bid price of our Common Stock was below the minimum $1.00 per share for the 30 consecutive trading days prior to January 25, 2012. In accordance with Nasdaq Rule 5810(c)(3)(A), we will be provided 180 calendar days, or until July 23, 2012, to regain compliance with the Minimum Bid Price Rule. We may regain compliance with the Minimum Bid Price Rule if the bid price of our Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days at any time prior to July 23, 2012. In the event we do not regain compliance with the Minimum Bid Price Rule by July 23, 2012, we may be eligible for an additional 180-day period in which to demonstrate compliance with the Minimum Bid Price Rule, provided that we meets the continued listing requirements for the market value of our Common Stock and all other initial listing standards for The Nasdaq Capital Market set forth in Nasdaq Rule 5505. If we do not regain compliance with the Minimum Bid Price Rule prior to July 23, 2012 and are not eligible for the additional compliance period, Nasdaq will notify the Company that its Common Stock will be delisted. At that time, the Company may appeal Nasdaq’s determination to delist the Company’s Common Stock. If our common stock is delisted from The NASDAQ Capital Market, we expect prices for our common stock to be quoted on the Pink Sheets LLC or the OTC Bulletin Board. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would thereafter exist, which would materially and adversely impact the market value of our common stock.

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

One Shareholder Exercises Significant Control Over Matters Requiring Shareholder Approval.

A single shareholder, Fresh Generation, has voting power equal to approximately 60% of our voting securities as of the date of this Annual Report. As described in greater detail later in this Annual Report, Chen Min, our Chief Executive Officer and Chairman of the Board, is the beneficial owner of the shares of our Common Stock held by that Fresh Generation. Furthermore, Mr. Min Chen holds a portion of such shares in trust for the benefit of certain other of our directors. As a result, Mr. Min Chen and such directors, through such indirect stock ownership, can exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by other shareholders.

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

If We Fail To Maintain An Effective System Of Internal Control Over Financial Reporting, We May Be Unable To Accurately Report Our Financial Results Or Prevent Fraud, And Investor Confidence And The Market Price Of Our Shares May Be Adversely Affected.

As a result of the assessment of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act as of December 31, 2011, we have identified the fact that we lack sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements as a material weakness in our internal control over financial reporting.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have taken measures and plan to continue to take measures to remedy these deficiencies. However, the implementation of these measures may not fully address the control deficiencies in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

If We Become Directly Subject To The Recent Scrutiny, Criticism And Negative Publicity Involving U.S.-Listed Chinese Companies, We May Have To Expend Significant Resources To Investigate And Resolve The Matter Which Could Harm Our Business Operations, Stock Price And Reputation And Could Result In A Loss Of Your Investment In Our Stock, Especially If Such Matter Cannot Be Addressed And Resolved Favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the United States Securities and Exchange Commission. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely impacted and your investment in our stock could be rendered worthless.

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

We May Have Difficulty Establishing Adequate Management And Financial Controls In China And In Complying With U.S. Corporate Governance And Accounting Requirements Which Could Have An Adverse Effect On Our Business

The PRC has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with.  We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards, which could have an adverse effect on our business.

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

Guanwei has land use rights to approximately 42,500 square meters of land located at Taicheng Farm in Fuqing City, Fujian Province, PRC.  This land use right expires July 26, 2056.  Guanwei houses a 64,000 square meter storage and manufacturing facility, in which it conducts all its manufacturing processes, on this land.  The facility has a sewage treatment facility that is able to filter and process the waste products resulting from the manufacturing. The current production capacity of the manufacturing facilities is 80,000 tons per year.

Item 3. Legal Proceedings.

As of the date of this filing, neither the Registrant nor any of its subsidiaries are a party to any legal proceeding that could reasonably be expected to have a material impact on its operations or finances.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 29, 2012, our common stock is quoted on the NASDAQ Capital Market in the United States of America under the symbol “GPRC”. Our common stock was quoted on the OTC Bulletin Board (“OTCBB”) from December 28, 2009 to April 15, 2010 under the symbol “GURC.OB,” and was traded on the OTCBB from August 14, 2008 to December 28, 2009 under the symbol “MDHO.OB.”  As of the date of this Annual Report, 20,000,006 shares of our Common Stock are issued and outstanding.  The quotation of our Common Stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our Common Stock will develop in the future. In the absence of an active trading market:

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

Closing Bid Prices	High	Low

Calendar Year Ended December 31, 2011

4th Quarter:	$1.49	$0.70

3rd Quarter:	$2.10	$1.17

2nd Quarter:	$2.60	$1.17

1st Quarter:	$4.20	$2.30

Calendar Year Ended December 31, 2010

4th Quarter:	$4.69	$2.86

3rd Quarter:	$4.70	$2.50

2nd Quarter:	$5.70	$3.35

1st Quarter:	$5.05	$3.06

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

Holders of Common Equity

As of the date of this Annual Report, the Registrant has issued 20,000,006 shares of our Common Stock to 9 holders of record. The Registrant believes that it has more shareholders since many of its shares are held in “street” name. See also the “Security Ownership of Certain Beneficial Owners and Management” below for a table setting forth (a) each person known by us to be the beneficial owner of five percent (5%) or more of our Common Stock and (b) all directors and officers individually and all directors and officers as a group as of the date of this Report, after giving effect to the Exchange.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

There were no purchases of equity securities by the Registrant or any of the Registrant’s affiliates during the fourth quarter of the fiscal year ended December 31, 2011.

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

Sales of non-LDPE waste materials are recognized on the same basis as sales of LDPE.

(b)           Inventories

Inventories are stated at the lower of cost, on a first-in first-out method, or market value. Costs include purchase and related costs incurred in bringing each product to its present location and condition. Market value is calculated based on the estimated normal selling price, less further costs expected to be incurred for disposal. Provisions are made for obsolete, slow moving or defective items, where appropriate.

We estimate the net realizable value for such finished goods and work-in-progress based primarily upon the latest invoice prices and current market conditions. If the market value of an inventory drops below its carrying value, we record a write-off to cost of sales for the difference between the carrying cost and the market value. During the years ended December 31, 2011 and 2010, the Company recorded no inventory write down. We carry out an inventory review at each quarter-end.

(c)           Income taxes

In the process of preparing financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The Registrant and its subsidiaries, with the exception of Guanwei, generated no taxable income. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

 We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carry-forwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of December 31, 2011, the Company has undistributed profits of approximately $2,795,000 that are subject to withholding tax when distributed. Since the Company intends to reinvest these undistributed profits to further expand its businesses and does not intend to declare dividends, the Company has not recorded a withholding tax in relation to these undistributed profits. Should the Company’s distribute all these profits, the aggregate withholding tax will amount to approximately $2,795,000 which the tax rate is currently at 10% of the undistributed earnings prepared under PRC GAAP after 2007.

The Company has no material uncertain tax positions as of December 31, 2011 or unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters as an income tax expense. As of December 31, 2011, there is no interest and penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

(d)           Recently Adopted Accounting Standards

In May 2011, the FASB issued a new accounting standard update (“ASU”) No. 2011-4, Fair Value Measurements (Topic 820), which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The adoption of this standard will not have a material impact on our consolidated financial statements and disclosures.

In June 2011, the FASB issued ASU No. 2011-5, Comprehensive Income (Topic 220), an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company adopted both standards in the fourth quarter of 2011. Such adoption did not have a material impact on the Company’s consolidated financial statements.

Results of Operations for the Fiscal Year Ended December 31, 2011 Compared To the Fiscal Year Ended December 31, 2010

The following table sets forth a summary of certain key components of our results of operations for the years indicated, in USD.

	For The Fiscal Year Ended December 31,
	2011	2010	Change in %
Net Revenue	$63,600,678	$47,534,645	33.80%
Cost of Revenue	$44,111,700	$32,179,321	37.08%
Gross Profit	$19,488,978	$15,355,324	26.92%
Selling and marketing expenses	$398,513	$346,409	15.04%
General and administrative expenses	$1,903,062	$1,568,653	21.32%
Interest income	$88,249	$28,704	207.44%
Interest expenses	$(29,083)	$(85,474)	(65.97)%
Income taxes	$4,453,121	$3,456,096	28.85%
Net income	$12,793,448	$9,927,396	28.87%

Revenues

The following table sets forth a summary of our net revenue by categories for the periods indicated, in USD.

	For The Fiscal Year Ended December 31,
	2011	2010	Change in %
Sales of recycled LDPE
- Manufactured	$61,900,588	$44,475,726	39.18%
- Purchased	-	1,991,009	(100.00)%
Sales of non- LDPE	1,700,090	1,067,910	59.20%
	$63,600,678	$47,534,645	33.80%

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

Revenue generated during the fiscal year 2011 from the sale of manufactured recycled LDPE was $61,900,588, as compared to $44,475,726 for 2010, which represents an increase of 39.18%. This increase was due to an increase in both sales volume and selling price of manufactured recycled LDPE.  The Company sold 52,666 tons of manufactured recycled LDPE in the year ended December 31, 2011, representing an increase of 27% from the 41,478 tons sold in 2010. The average selling price of recycled LDPE increased 9.6% from approximately $1,072 per ton in 2010 to approximately $1,175 per ton in 2011.

During the fiscal year 2010, we purchased recycled LDPE from other recycled manufacturers for resale in order to meet the demand from certain of our customers. The product quality of recycled LDPE purchased from other recycled plastic manufacturers was moderate and accordingly the gross profit margin of such purchased recycled LDPE was low. Revenue generated during the year ended December 31, 2010 from the sales of purchased recycled LDPE was $1,991,009. During the fiscal year 2011, we did not enter into this type of transactions and generated no such revenue.

Revenue generated from the sales of sorted non-LDPE material increased from $1,067,910 in 2010 to $1,700,090 in 2011, representing an increase of 59.20%. This was due to an increase in both sales volume and selling price. Guanwei sold 5,820 tons of sorted non-LDPE material in 2011, representing an increase of 21.45% from 4,792 tons sold in the same period of 2010. A higher volume of non-LDPE material was sold during the fiscal year 2011 because our production of LDPE material increased. Since non-LDPE material is a by-product of manufacturing our LDPE products, the increase of our sales of non-LDPE material is in line with the increase of our LDPE product sales. The average selling price of sorted non-LDPE material increased 30.94% to approximately $292 per ton in 2011 from approximately $223 per ton in 2010. As with recycled LDPE, the average selling price of sorted non-LDPE materials has increased steadily since the first quarter of 2009.

Our revenue may be affected by the import quotas granted by the PRC’s Ministry of Environmental Protection.  On July 11, 2011, Guanwei received official government approval for expansion of its quota for imported plastic waste. Pursuant to the approval, the Guanwei’s import quota increased from 24,000 tons to 64,000 tons in 2011. Guanwei entered into an agreement, dated November 1, 2008, pursuant to which Guanwei has been permitted to use, at no cost, the 35,000 tons per year import quota granted to Fuqing Huan Li Plastics Company Limited (“Huan Li”) for a term of 10 years. Chen Min, our Chief Executive Officer and Chairman of the Board, is also the Chief Executive Officer, Chairman of the Board and legal representative of Huan Li. There can be no guarantee that Huan Li’s import quota will be available to us after the expiration of the agreement. If we are unable to use Huan Li’s import quota or obtain the grant of an import quota from the Ministry of Environment Protection, our revenue and results of operations would be materially adversely affected. Please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for further information and other factors that may affect our revenue.  Together with the import quota of 35,000 tons contracted from Huan Li, the Company had a total import quota of 99,000 tons in 2011.

Other than as disclosed elsewhere in this Annual Report, we are unaware of any trends or uncertainties which have or which we reasonably expect to have a material impact on net sales or revenues from continued operations.

Cost of Revenue

	For the Fiscal Year Ended December 31, 2011	% of net revenue	For the Fiscal Year Ended December 31, 2010	% of net revenue	Change in %

Costs of manufactured recycled LDPE and sorted non-LDPE material	$44,111,700	69.36%	$30,273,792	66.47%	45.71%
Costs of purchased recycled LDPE	-	-	1,905,529	95.71%	(100)%
	$44,111,700	69.36%	$32,179,321	67.70%	37.09%

During the years ended December 31, 2011 and 2010, our cost of revenue was $44,111,700 and $32,179,321, representing 69.36% and 67.70% of net revenue.

During the years ended December 31, 2011 and 2010, our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material was $44,111,700 and $30,273,792, representing 69.36% and 66.47% of net revenue from sales of manufactured recycled LDPE and sorted non-LDPE material. The increase in the percentage of cost to net revenue is primarily due to raw material costs increasing at a faster pace than the increase in our selling price. Raw material prices increased 22%, from $566 per ton in 2010 to $690 per ton in 2011, while the average selling prices of manufactured recycled LDPE and sorted non-LDPE material increased 9.6% and 30.94%, respectively, from $1,072 per ton and $223 per ton in 2010 to $1,175 per ton and $292 per ton in 2011

In order to cut costs and increase profit margins, Guanwei focuses heavily on developing relationships with new suppliers and increasing the amount of high quality raw material purchased directly from European suppliers, as opposed to purchasing from a wholesaler.  Guanwei will continue to work on developing such relationships, and obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more bulk orders.

Gross Profit

The overall gross profit for 2011 increased 26.92% to $19,488,978, compared to $15,355,324 for 2010. During the fiscal year 2011, our overall gross profit margin decreased to 30.64% from 32.30% in 2010. The 5.14% decrease in overall gross profit margin was primarily attributable to our raw material cost increasing at a faster rate than the increase in our selling price of recycled LDPE. The gross profit margins of purchased recycled LDPE in 2010 were 4.29%. We did not enter into any sales of purchased recycled LDPE in 2011.

Gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material during 2011 increased by $4,133,654 to $19,488,978, or 30.64% of net revenue, from $15,269,844 for 2010. The increase in gross profit was primarily the result of the increase in selling price and sales volume. During 2011, the sales volume of manufactured recycled LDPE and sorted non-LDPE material increased 26.97% and 21.45%, respectively, and their average selling prices increased 9.6% and 30.94%, respectively. The average per-ton manufacturing cost of recycled LDPE and sorted non-LDPE material during 2011 continued to climb at a faster pace than the increase of our selling prices.

Gross profit from sales of purchased recycled LDPE during 2010 was $85,480 or 4.29% of net revenue from sales of purchased recycled LDPE. The Company had previously sold purchased recycled LDPE in 2009, but upon considering the low quality of purchased recycled LDPE and the low profit margin contributed by such resale, the Company decided to discontinue reselling purchased recycled LDPE in 2009. However, during the third quarter of 2010, the Company generated revenue of $1,991,009 from sale of purchased recycled LDPE only to meet the demand of certain of its existing customers. We did not enter into such revenue in 2011.

As previously discussed, the Company’s improved washing and smashing plant and new raw material storage facility were put into use in the period. The Company’s sales volume of manufactured recycled LDPE material increased to 52,666 tons in 2011 from 41,478 tons in 2010. Furthermore, in order to reduce costs and secure availability of material supply, the Company will continue to work on obtaining more favorable terms and a sustainable supply of raw materials by strengthening our relationship with suppliers and developing long term supply arrangements.

Operating Expenses

Sales and marketing expenses primarily consist of transportation and courier costs, payroll and related benefits. In 2011, sales and marketing expenses increased 15.04% to $398,513, compared to $346,409 for 2010. The increase was primarily caused by an increase of payroll and related benefit costs as a result of an increase in head count and a continuing increase in payroll cost per employee. Our payroll cost increased to $216,028 in 2011 from $172,951 in 2010. In addition, our delivery cost also increased substantially due to a continued increase in our sales and gasoline prices. Our customers may choose to either pick up their products with their own vehicles or to have the Company arrange delivery, in which case the transportation costs are categorized as selling and marketing expenses. Total transportation costs for 2011 and 2010 were $145,072 and $110,527, respectively. The Company believes this trend will continue in the foreseeable future.

General and administrative expenses primarily consist of management remuneration, depreciation and amortization, employee welfare costs, and legal and professional fees.  During 2011, general and administrative expenses increased 21.32% to $1,903,062, compared to $1,568,653 in 2010.  This increase was primarily due to the following:

-	the increase in payroll expenses for management, which increased 0.4% to $552,666 for 2011 from $550,470 for 2010 due to the rising costs of remuneration packages related to recruiting and maintaining skilled executives;

-	the increase in pension contributions to $141,000 for 2011 from $92,000 for 2010, an increase of $49,000 or 53.2%, due to increased mandatory coverage imposed by the government;

-	the increase in depreciation and amortization expenses to $343,062 for 2011 from $240,710 for 2010, an increase of $102,352 or 42.52%, due to an increase of amortization expense related a significant improvement to our facility during 2011; and

-	a foreign exchange loss of $157,000 in 2011, which increased $49,000 or 45.37% as compared to a foreign exchange loss of $108,000 in 2010.

Other Income (Expenses)

Our interest income is generated by interest earned on deposits with banks and financial institutions and interest expenses are amounts we pay in interest with respect to our borrowings. The increase in interest income of $59,545, to $88,249 for 2011 from $28,704 for 2010, is due to more cash available to be deposited at the banks as a result of our higher profits in 2011.

Interest expenses decreased as a result of borrowings paid off in the first quarter of 2011. Therefore, we did not incur any interest expenses in the second half of 2011.

We support our operations through a combination of self-generated profit and limited amount of loans from banks and financial institutions. As of December 31, 2010, we had short term borrowings of $3,716,377, including a loan payable to Fuqing Rural Credit Cooperative Union in the amount of $1,464,659 and a loan payable to China Merchants Bank in the amount of $2,251,718. Both loans were repaid in full in 2011. As of December 31, 2011, we did not have any outstanding borrowings as we have sufficient working capital to meet our short term cash needs.

Net Income

During the year ended December 31, 2011, our net income increased 28.87% to $12,793,448, as compared to $9,927,396 for 2010. The improvement is primarily due to overall increased sales of recycled LDPE. The net income increased at a lower percentage than the increase of our revenue, primarily due to the increase of cost of raw material at a higher rate than that of our net revenue, which was partially offset by operating expenses increase at a lower rate than that of revenue.

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

Approximately 86% and 2% of our purchases for the fiscal year ended December 31, 2011 were denominated in the U.S. dollar and the European Union euro, and the rest of our purchases were denominated in the Renminbi. Accordingly we believe that any movement in the exchange rate between the European Union euro and the Renminbi will have insignificant impact on our operating income.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time. The exchange rates at December 31, 2011 and 2010 were approximately 6.3523 and 6.6227 Renminbi to 1 U.S. dollar, respectively. Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars.  We recognized a foreign currency translation gain of approximately $1,067,008 and $489,000 for the fiscal year ended December 31, 2011 and 2010.  If the exchange rate were to increase by 10% to US$1.00 = RMB6.9875 at December 31, 2011, our foreign currency translation gain would potentially decrease by approximately $3,130,000 for the year ended December 31, 2011. If the exchange rate were to decrease by 10% to US$1.00 = RMB5.71 at December 31, 2011, our foreign currency translation gain would potentially increase by approximately $3,874,000 for the year ended December 31, 2011.

Liquidity and Capital Resources

We generally finance our operations through operating profit and through short-term borrowings from banks and financial institutions.

As of December 31, 2010, we had two outstanding loans payable. The short term loan from Fuqing Rural Credit Cooperative Union bore interest at a fixed rate of 5.94% per annum with the maturity date of January 18, 2011, and was secured by the Company’s building and land use right. The loan was fully repaid on January 18, 2011. A short term loan arrangement with China Merchants Bank allowed the Company to draw on the same loan several times during 2010. Each of the draws were due in 3 months from the date of drawing and bore interest at rates ranging from 1.788% to 2.103%. These short term loans were secured by the Company’s restricted cash, which amounted to $2,280,398 as of December 31, 2010. The loan was fully repaid in 2011 and the restricted cash was released. As of December 31, 2011, we did not have any outstanding borrowings as we have sufficient working capital to meet our short term cash needs.

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

 The following table sets forth the summary of our cash flows, in USD, for the fiscal years ended December 31, 2011 and 2010:

	Year ended December 31,
	2011	2010
Net cash provided by operating activities	$1,661,295	$7,244,599
Net cash used for investing activities	(3,844,094)	(578,519)
Net cash (used for) provided by financing activities	(910,871)	592,428
Effect of exchange rate changes on cash	586,237	379,519
Net (decrease) increase in cash and cash equivalents	(2,507,433)	7,638,027
Cash and cash equivalents at beginning of year	14,940,236	7,302,209
Cash and cash equivalents at end of year	$12,432,803	$14,940,236

Operating activities

During the year ended December 31, 2011, we generated net cash from operating activities of $1,661,295 as compared to $7,244,599 for 2010. The decrease is primarily due to the increase of accounts receivable of $4,395,346 and the increase of inventories of $8,370,973. The decrease in net cash from operating activities is partially offset by the increase of net income to $12,793,448 for 2011 from $9,927,396 for 2010 and the increase of accounts payable of $2,340,991.

Investing Activities

During the fiscal year ended December 31, 2011, net cash used for investing activities was $3,844,094, representing an increase of $3,265,575 as compared to $578,519 of net cash used for investing activities in 2010. The increase of net cash used in investing activities in 2011 is primarily attributable to increased capital expenditures related to the building improvements and other factory equipment purchases in the amount of $3,847,657 in 2011. During the fiscal year ended December 31, 2010, we incurred capital expenditure of $584,467 related to factory equipment.

Financing Activities

Net cash used for financing activities for the fiscal year ended December 31, 2011 was $910,871, representing a decrease of $1,503,299, compared to $592,428 net cash provided by financing activities in 2010. The decrease is primarily due to repayments of the short term borrowings of $3,813,283 in 2011, which is partially offset by the release of restricted cash in the amount of $2,339,860 as a result of the repayment of our short term borrowings and advances from a shareholder of $562,552 to pay certain professional fees. We received short term borrowings proceeds of $3,659,235 and advances from a shareholder of $620,940 to pay certain professional fees in 2010, which is offset by bank borrowing repayments of $1,420,767 and an increase in restricted cash of $2,266,980 as a condition of bank borrowings in 2010.

Working Capital

Our working capital as of December 31, 2011 was $23,802,762, compared to working capital of $13,390,151 as of December 31, 2010, representing an increase of 77.76%. The improved working capital is mainly due to the net operating cash flows generated from the increases of our net income.

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

Foreign Cash

As of December 31, 2011 and 2010, the Company had cash deposits of $12.4 million and $14.9 million placed with several banks and a financial institution in the People’s Republic of China, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

On February 6, 2012, the Audit Committee of the Board of the Registrant accepted the resignation of BDO Limited (“BDO”), the Registrant’s independent auditors. BDO had served as the Company’s independent public accounting firm since December 16, 2009. On February 7, 2012, upon recommendation by the Audit Committee and upon approval by the Board, the Registrant engaged Friedman LLP (“Friedman”) to serve as the Registrant’s independent registered public accounting firm.

During the Registrant’s two most recent fiscal years and the subsequent interim period through the date BDO resigned, BDO did not advise the Registrant as to any reportable events as set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K and there were no disagreements between the Registrant and BDO of the type described in Item 304(a)(1)(iv) of Regulation S-K.

For more information regarding the change in accountants, please see the Registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2012.

Item 9A. Controls and Procedures.

Disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company, and to evaluate the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”).  Disclosure controls and procedures are  controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer and, as appropriate to allow for timely decisions regarding required disclosure.  The Certifying Officers have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2011 because the Company’s accounting department personnel have limited knowledge and experience in U.S. GAAP and SEC reporting requirements as of the Evaluation Date.

Based on the evaluation of these disclosure controls and procedures, the Certifying Officers have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and SEC reporting requirements.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. As of December 31, 2011, the Certifying Officers have identified a material weakness that the Company’s accounting department personnel have limited knowledge and experience in U.S. GAAP.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011 due to the identified material weakness of the Company above.

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

In February 2012, the Company retained an experienced consultant to assist the Chief Financial Officer and the Company’s management team in U.S. GAAP financial reporting and internal control under SOX404(a) compliance.

Changes in Internal Control Over Financial Reporting

During our fiscal year 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, positions and offices or employments for the past five years as of the date of this filing, of the Registrant’s executive officers and directors.

Name	Age	Position(s)	Experience
Min Chen	43	Chairman of the Board of Directors, Chief Executive Officer, President	Min Chen has served as the Company’s Chairman, Chief Executive Officer and President since November 2009. He is the founder of the Company’s wholly-owned subsidiary, Fuqing Guanwei Plastic Industry Co. Ltd., and has served as its Chief Executive Officer and Chairman of its Board of Directors since inception in 2005; from 1999 to 2005, Mr. Chen served as Chief Executive Officer and Chairman of the Board of Directors of Fuqing Huanli Plastic Corp. He holds a Bachelors degree in economics from Xiamen University. Mr. Chen studied at both Japan Arsker College and Japan University and obtained degrees in economics, and obtained a Masters degree in innovative administration from Tsing Hua University in 2009. While in Japan, Mr. Chen completed a study of the advanced Japanese recycling business and upon returning to China in 1999, he established Gaoming Plastics Inc., a plastic recycling business. Mr. Chen has been working to expand the scale and level of recycling in China in a cost-efficient way. Mr. Chen’s substantial knowledge of and experience with the Company, its operating subsidiary, and the recycled plastics industry, along with his leadership experience gained from his positions both within the Company and his other business experience, make him qualified to serve on the Board. In addition, the Board felt that Mr. Chen’s specific educational experiences allow him to provide valuable insight into the management and direction of the Company.

Qijie Chen	45	Director	Qijie Chen has served on the Company’s Board since November 2009 and has served as Vice General Manager of the Company’s wholly-owned subsidiary, Fuqing Guanwei Plastic Industry Co. Ltd., since 2005; from 2002 to 2005, he served as Vice General Manager of Fuqing Huanli Plastic Corp., and prior to that, he worked as a sales representative and then sales manager at Fuqing Gaoming Plastics. Mr. Chen earned a diploma in chemistry from Fuzhou University. Mr. Chen’s extensive knowledge of the Company’s operating subsidiary and of the recycled plastics industry, as well as his sales and marketing experience and his educational background, led the Board to conclude that he is qualified to serve as a director of the Company because he can provide insight and knowledge to the Company’s strategic planning and operations.

Juguang Gao	49	Director	Juguang Gao has served on the Company’s Board since November 2009 and has served as Sales Director of the Company’s wholly-owned subsidiary, Fuqing Guanwei Plastic Industry Co. Ltd., since 2005. During that time, he has successfully developed over 200 client relationships for company in over 10 provinces. Prior to joining Guanwei, he served as Sales Manager of Fujian Zhenyun Plastics Corp., Fujian Yatong Plastics Corp. and Rongyin Plastics Corp. from 1997 to 2005. He earned a diploma in chemistry from Fuzhou University in 1982. The Board concluded that Mr. Gao is qualified to serve as a director of the Company because his general sales and marketing experience, and his extensive knowledge and experience with the Company’s operating subsidiary and with the plastics industry overall, provide valuable insight and knowledge to the Board.

Changzhu Wang	39	Independent Director, Chairman of the Nominating and Corporate Governance Committee, Member of the Compensation Committee	Changzhu Wang has served on the Company’s Board since 2009. He founded and has served as President and CEO of Shandong Rongchen Real Property Development Corp. since 2004. He earned a Bachelors degree in business administration from Yokohama National University in 1995. The Board concluded that Mr. Wang is a valuable member of the Board due to his educational background and business experience, and his experience with the Company, which provide unique insight and knowledge.

Rui Wang	42	Independent Director, Chairman of the Compensation Committee, Member of the Audit Committee, Member of the Nominating and Corporate Governance Committee	Rui Wang has served on the Company’s Board since 2009. In 2002, Mr. Rui founded and has served as President and CEO of Tianjin Yuanchuang Shuntian Architech Design & Consulting Inc. He earned a Bachelors degree in English Literature from Tianjin Foreign Studies University in 1991 and a Bachelors degree in Business & Commerce from University of Tokyo in 1997. Mr. Wang’s leadership, educational and business experience, along with his experience with the Company, led the Board to conclude that he is qualified to serve as a director of the Company.

Howard Barth	60	Independent Director, Chairman of the Audit Committee	Howard Barth has served on the Company’s Board since 2009. From 2005 until May 2008, he served as President, CEO and as a director of Yukon Gold Corp. Mr. Barth was also a director of Nuinsco Resources Limited (a TSX listed exploration company) until June 2008. He is currently a director and chairman of the Audit Committees of New Oriental Energy & Chemical Corp. (a NASDAQ-listed company), China Auto Logistics Inc. (a NASDAQ-listed company) and Orsus Xelent Technologies, Inc. (an AMEX-listed company). He was also a director for Uranium Hunter Corporation (an OTC BB company). Mr. Barth has operated his own public accounting firm in Toronto, Canada since 1985, and has over 27 years of experience as a certified accountant. He is a member of the Canadian Institute of Chartered Accountants and the Ontario Institute of Chartered Accountants. He earned a Bachelors and Masters degree in accounting from York University. Mr. Barth’s extensive financial experience and his experience with both Canadian- and US-listed companies led the Board to conclude that Mr. Barth is a valuable member of the Board.

Jingshou Qin	41	Independent Director, Member of the Audit Committee, Member of the Compensation Committee, Member of the Nominating and Corporate Governance Committee	Jingshou Qin has served on the Company’s Board since 2009. In 2000, he founded and has served as General Manager of Fuqing Yonghe Plastic & Rubbery Corp. inception. Prior to that he spent 8 years working for various plastic companies in sales and marketing. He earned a Bachelors degree in Mathematics from Fujian Normal University in 1993. The Board concluded that Mr. Qin’s substantial experience in the plastics industry, along with his sales, marketing and leadership experiences in the industry and with the Company, provide valuable industry insight and qualify him to serve on the Board.

Feng Yang	43	Chief Financial Officer, Secretary, Treasurer	Feng Yang served as Chief Financial Officer, Secretary and Treasurer of the Company since November 2009. He has served as Chief Financial Officer of Guanwei since 2009; from 2007 to 2009, he served as Chief Financial Officer of Xi’An Li Ao Technology Inc. From 2003 to 2006, he worked as the financial controller for China Diary Group Limited (CHDA, Singapore Securities Exchange listing) and served as the Chief Financial Officer for Xi'An Silver Bridge Bio-tech Corp. (a Singapore listed corporation) from 2001 to 2003. Mr. Yang is a certified public accountant in China and has over 19 years of accounting experience. He earned a Bachelors degree in Accounting from China Northwest University.

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

Audit Committee

The Registrant has a standing Audit Committee, which is currently comprised of the following directors of the Registrant: Howard S. Barth (Chair), Rui Wang and Jinshou Qin, each of whom is an independent director, as independence is currently defined in applicable SEC and NASDAQ rules.  The Audit Committee was established by the Board on December 4, 2009.  The Board has determined that Mr. Barth qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Barth’s level of knowledge and experience based on a number of factors, including his formal education and experience.

The Audit Committee is responsible for overseeing the Company’s corporate accounting, financial reporting practices, audits of financial statements and the quality and integrity of the Company’s financial statements and reports. In addition, the Audit Committee oversees the qualifications, independence and performance of the Company’s independent auditors. In furtherance of these responsibilities, the Audit Committee’s duties include the following: evaluating the performance of and assessing the qualifications of the independent auditors; determining and approving the engagement of the independent auditors to perform audit, review and attest services and performing any proposed permissible non-audit services; evaluating employment by the Company of individuals formerly employed by the independent auditors and engaged on the Company’s account and any conflicts or disagreements between the independent auditors and management regarding financial reporting, accounting practices or policies; discussing with management and the independent auditors the results of the annual audit; reviewing the financial statements proposed to be included in the Registrant’s Annual Report on Form 10-K; discussing with management and the independent auditors the results of the auditors’ review of the Company’s quarterly financial statements; conferring with management and the independent auditors regarding the scope, adequacy and effectiveness of internal auditing and financial reporting controls and procedures; and establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting control and auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee operates under the written Audit Committee Charter adopted by the Board in 2009, a copy of which may be obtained by writing the Chief Executive Officer of the Registrant at Guanwei Recycling Corp., c/o Fuqing Guanwei Plastic Industry Co. Ltd., Rong Qiao Economic Zone, Fuqing City, Fujian Province, People’s Republic of China 350301, attention: Min Chen, CEO.  A copy of the Audit Committee Charter is also available as an exhibit to the Current Report on Form 8-K filed by the Registrant on December 22, 2009.

Family Relationships

There are no family relationships by and between or among the members of the Board or other executives. None of the Registrant’s directors and officers are directors or executive officers of any company that files reports with the SEC except as set forth in the Biographies section above.

Legal Proceedings Involving Officers and Directors

None.

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

Code of Ethics

The Registrant has adopted a Code of Business Conduct and Ethics that applies to the Chief Executive Officer, Chief Financial Officer, and other persons performing similar functions within the Company. We shall, without charge, provide to any person, upon request, a copy of the Code of Ethics for the Senior Financial Officers. All such requests should be mailed to: Guanwei Recycling Corp., c/o Fuqing Guanwei Plastic Industry Co. Ltd., Rong Qiao Economic Zone, Fuqing City, Fujian Province, People’s Republic of China 350301, attention: Mr. Min Chen, CEO.

As required by SEC rules, the Registrant will report within five business days the nature of any change or waiver of the Code of Ethics for Senior Financial Officers.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth compensation information concerning all cash and non-cash compensation awarded to, earned or paid to certain of our executive officers and other key employees of the Company who were serving as of the date of this Annual Report for services in all capacities during the last two (2) completed fiscal years ended December 31, 2011 and 2010. The following information includes the U.S. dollar value, based on the exchange rate of the RMB to USD on December 31, 2011, of bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Total ($)

Min Chen,	2011	111,559	111,559
CEO and Chairman (1)	2010	101,951	101,951

Feng Yang,	2011	74,372	74,372
CFO (2)	2010	62,358	62,358

Qijie Chen	2011	74,372	74,372
Vice General Manager (3)	2010	62,358	62,358

Jianli You,	2011	74,372	74,372
Workshop Manager (4)	2010	62,358	62,358

Juguang Gao,	2011	74,372	74,372
Operation Manager (5)	2010	62,358	62,358

**	The columns for “Bonus,” “Stock Awards,” “Option Awards,” “Non-Equity Incentive Plan Compensation,” “Non-qualified Deferred Compensation Earnings,” and “All Other Compensation” have been omitted because there were no such awards.

(1)	Min Chen’s base salary for the fiscal years ended December 31, 2011 and 2010 was RMB720,000, and RMB686,670, respectively, or $111,559 and $101,951, respectively.

(2)	Feng Yang’s base salary for the fiscal years ended December 31, 2011 and 2010 was RMB480,000, and RMB420,000, respectively, or $74,372 and $62,358, respectively.

(3)	Qijie Chen’s base salary for the fiscal years ended December 31, 2011 and 2010 was RMB480,000, and RMB420,000, respectively, or $74,372 and $62,358, respectively.

(4)	Jianli You’s base salary for the fiscal years ended December 31, 2011 and 2010 was RMB480,000, and RMB420,000, respectively, or $74,372 and $62,358, respectively.

(5)	Juguang Gao’s base salary for the fiscal years ended December 31, 2011 and 2010 was RMB480,000, and RMB420,000, respectively, or $74,372 and $62,358, respectively.

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

Director Compensation

The Registrant paid $24,000 to our audit committee chair/director for each of the years ended December 31, 2011 and 2010. No other directors received any compensation in either of the fiscal years ended December 31, 2011 and 2010. We may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth each person known by us to be the beneficial owner of five percent (5%) or more of the Registrant’s Common Stock as of March 29, 2012. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner	Amount of Direct Ownership	Amount of Indirect Ownership	Total Beneficial Ownership	Percentage of Class (1)
Fresh Generation Overseas Limited (2) Rong Qiao Economic Zone Fuqing City Fujian Province, 350301 People’s Republic of China	12,000,000	–	12,000,000	60%

Security Ownership of Management

The following table sets forth the ownership interest in the Registrant’s Common Stock, as of March 29, 2012, of all directors individually and all directors and officers as a group. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner (3)	Amount of Direct Ownership	Amount of Indirect Ownership		Total Beneficial Ownership	Percentage of Class (1)
Min Chen, Chairman and CEO	–	3,264,000	(2)	3,264,000	16.3%
Qijie Chen, Director	–	2,184,000	(2)	2,184,000	10.9%
Jianli You, Workshop Manager	–	4,368,000	(2)	4,368,000	21.8%
Juguang Gao, Director	–	2,184,000	(2)	2,184,000	10.9%
Changzhu Wang, Director	–	–		–	–
Rui Wang, Director	–	–		–	–
Howard Barth, Director	–	–		–	–
Jingshou Qin, Director	–	–		–	–
Feng Yang, Chief Financial Officer	–	–		–	–
ALL DIRECTORS AND OFFICERS AS A GROUP:		12,000,000		12,000,000	60%

(1)	Applicable percentage of ownership is based on 20,000,006 shares of Common Stock outstanding as of the date of this Annual Report, together with securities exercisable or convertible into shares of Common Stock within sixty (60) days of the date of this Report for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and insider trading regulations. The percentage computation is for form purposes only.

(2)	Min Chen, Qijie Chen, Jianli You and Gao Juguang previously owned all of the issued and outstanding shares of Fresh Generation Overseas Limited, the Registrant’s principal shareholder, in the following proportions: Min Chen (27.2%), Jianli You (36.4%), Qijie Chen (18.2%), Juguang Gao (18.2%). In November 2008, Qijie Chen, Jianli You and Juguang Gao transferred their interests in Fresh Generation Overseas Limited to Chen Min, as trustee, to hold such interests in trust for their benefit. Qijie Chen, Jianli You and Juguang Gao retain the power to direct Min Chen regarding how to vote or dispose of the shares held in trust.

Also in November 2008, Min Chen entered into a trust agreement with Bank Yu Po Fung, as trustee, to hold the shares of Fresh Generation Overseas Limited in trust for Min Chen. Min Chen retains investment and voting control over such shares, and accordingly he is the indirect beneficial owner of the shares of our Common Stock held by Fresh Generation Overseas Limited. However, by virtue of the first trust arrangement, Qijie Chen, Jianli You and Juguang Gao are also deemed to beneficially own the shares of the Registrant’s Common Stock held by Fresh Generation Overseas Limited in proportion to their respective interests in the trust assets.

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

Exchange Agreement (Change of Control)

On November 5, 2009, the Registrant acquired all of the issued and outstanding capital stock of Chenxin from Fresh Generation in exchange for the issuance to Fresh Generation of 12 million newly-issued shares of Common Stock pursuant to the terms of the Exchange Agreement. As a result of the Share Exchange, Fresh Generation beneficially owns sixty percent (60%) of the voting capital stock of the Registrant. All the shares of Fresh Generation are held in trust for Min Chen, the President, CEO and Chairman of the Board of Guanwei, and Jianli You, Qijie Chen, and Juguang Gao. Upon the execution of the Exchange Agreement, Marshall Davis resigned from each of his officer positions with the Registrant and Min Chen was appointed to serve as Chairman, Chief Executive Officer and President of the Registrant. Additionally, Feng Yang was appointed to serve as Chief Financial Officer, Secretary and Treasurer of the Registrant.

On November 6, 2009, the Registrant also filed with the SEC an Information Statement complying with Rule 14F-1 under the Exchange Act that describes a change in a majority of the Registrant’s Board that occurred in connection with the change of control of the Registrant that is described in the Current Report filed with the SEC on November 6, 2009. Upon the execution of the Exchange Agreement, Min Chen was appointed to the Board and ten (10) days following the mailing of such Information Statement to the shareholders of the Registrant, Mr. Davis’s resignation as a director became effective and the remaining seven directors were appointed to the Board (as described in Item 5.02 of the Registrant’s Current Report on Form 8-K filed November 6, 2009).

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

Dividend

In 2009, Chenxin and Guanwei paid dividends in the aggregate amount of $5,666,445 to Chen Min, You Jianli, Chen Qijie and Gao Juguang, each of whom are directors of the Registrant. The dividend was declared in 2008, while Min Chen, Jianli You, Qijie Chen and Juguang Gao were shareholders of Guanwei and Chenxin, but the dividend payment was ratified at the annual shareholders meeting and board of directors meeting of Guanwei on March 11, 2009.

Accrued Expenses

Beginning in 2009, the Company made an oral arrangement with Chenxin International Limited (“Chenxin”), a Hong Kong company and shareholder of the Company controlled by Mr. Rui Wang, a director of the Company, pursuant to which Chenxin agreed to pay certain accrued expenses on behalf of the Company. As of December 31, 2011, Chenxin has paid accrued expenses of $1,468,167. These amounts were related to legal and professional fees which are not payable in Chinese RMB (audit and audit-related expenses, legal fees, fees payable to the Company's transfer agent and EDGAR agent, and fees paid to NASDAQ relating to the Company's listing). These amounts were reflected on the Company’s consolidated balance sheets as outstanding amounts due to a shareholder.

This arrangement is not reflected in any written agreement and is typical of PRC business practices in the region where the Company is located.  The arrangement stems from the fact that Mr. Min Chen, the Company’s Chief Executive Officer, President, and Chairman of the Board, and Mr. Wang have a business and personal relationship that dates to the mid-1990s. While in Japan from 1995 to 2000, Mr. Chen and Mr. Wang loaned money to each other, and to each person’s respective businesses, from time to time to cover operating expenses. This relationship was still in effect when Mr. Chen founded the Company’s wholly-owned subsidiary, Fuqing Guanwei Plastic Industry Co. Ltd., in 2005 and when the Company became a publicly listed company in the United States in 2009. At that time, Mr. Chen and Mr. Wang entered into the current arrangement whereby Chenxin would cover on behalf of Guanwei all expenses outside China because, as a Hong Kong company, Chenxin is not subject to the approval of the PRC Office of Currency Control for payments made outside of China to which Chinese companies, including Guanwei, are subject. This arrangement enables the Company to satisfy its obligations in a timely manner.

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

Director Independence

The following non-employee directors of the Registrant are independent pursuant to NASDAQ rules and the rules of the Securities and Exchange Commission:

Howard Barth

Rui Wang

Changzhu Wang

Jingshou Qin

The following directors are not independent pursuant to Nasdaq rules and the rules of the Securities and Exchange Commission: Min Chen, Qijie Chen, and Juguang Gao.

Item 14. Principal Accounting Fees and Services.

Our independent accountant is Friedman LLP (“Friedman”).  As reported in the Registrant’s Current Report on Form 8-K filed on February 8, 2012, the Registrant appointed Friedman LLP as its independent accountant effective immediately.  Our previous independent accountant was BDO Limited (“BDO”).  Set forth below are aggregate fees billed by BDO for professional fees rendered for the audit and quarterly reviews of the Registrant’s financial statements included in the Registrant’s Forms 10-K and 10-Q for the fiscal years ended December 31, 2011 and 2010.

AUDIT FEES

During the years ended December 31, 2011 and 2010, the fees billed and paid to BDO were $203,500 and $168,000, respectively.

The fees expected to be billed and paid to Friedman related to the audit for the year ended December 31, 2011 are approximately $85,000.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements during fiscal 2011 and 2010.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 for fiscal 2011 and 2010.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2011 and 2010 were $0.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee has delegated pre approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date.  None of the services described above in this Item 14 were approved in advance by the Audit Committee during the fiscal year ended December 31, 2011.

Principal Accountant’s Engagement to Audit

The percentage of hours expended on the principal accountant’s engagement to audit the Registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was approximately 75%.

PART IV

Item 15.  Exhibits.

(a)	Financial Statements

Our financial statements as set forth in the Index to Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b)	Exhibits

EXHIBIT NO.	DESCRIPTION

2.1	Share Exchange Agreement, by and between the Registrant, Chenxin and Fresh Generation, dated November 5, 2009 (1)

2.2	Plan of Merger, adopted by the Registrant’s Board on December 4, 2009 (3)

3.1	Articles of Incorporation of the Registrant, dated December 13, 2006. (2)

3.2	Bylaws of the Registrant (2)

3.3	Certificate of Amendment to Articles of Incorporation of the Registrant, dated January 28, 2008 (2)

3.4	Articles of Merger, filed with the Secretary of State of the State of Nevada on December 16, 2009 (3)

3.5	Certificate of Incorporation of Chenxin (1)

3.6	Memorandum and Articles of Association of Chenxin (1)

3.7	Articles of Association of Guanwei (1)

3.8	Enterprise Business License of Guanwei, dated December 27, 2007 (1)

3.9	Enterprise Business License of Guanwei, dated December 23, 2008 (1)

9.1	Declaration of Trust, between Yu Banks Po Fung and Chen Min, dated November 28, 2009 (5)

10.1	Share Exchange Agreement and Stock Purchase between the Registrant and MD Mortgage Corp., dated January 15, 2007 (2)

10.2	Asset Transfer Agreement, between Fuqing State-Owned Assets Management & Investment Corp. and Guanwei, dated January 11, 2006 (1)

10.3	Land Use Certificate, issued by the Ministry of State-Owned Land Resources of the People’s Republic of China to Guanwei, dated November 8, 2006 (1)

10.4	Audit Report and Certificate, issued by Umweltagentur Erftstadt to Guanwei (5)

10.5	Form of Employment Contract (1)

10.6	Stock Purchase Agreement, between the Registrant and Marshall Davis, dated November 5, 2009 (1)

10.7	Indemnity Agreement by and between Chenxin, Fresh Generation, and Marshall Davis, dated November 5, 2009 (1)

10.8	Maximum Amount Loan with Pledge Contract, dated January 17, 2008 between Guanwei and Fuqing Rural Credit Cooperative Union (1)

10.9	Guanwei Recycling Corp. 2010 Omnibus Long-Term Incentive Plan (4)

10.10	Agreement with Fuqing Huanli Plastics Co., Ltd., dated November 1, 2008 (5)

10.11	Oral Agreement with Chenxin International Limited, dated 2009 (6)

14.1	Code of Business Conduct and Ethics (3)

16.1	Letter from Webb & Company, PA, dated December 16, 2009 (3)

21.1	List of Subsidiaries of the Registrant (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO) *

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO) *

32.1	Section 1350 Certification (CEO) *

32.2	Section 1350 Certification (CFO) *

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-149013), filed on February 1, 2008.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2009.

(4)	Incorporated by reference to the Definitive Schedule 14A, filed on October 15, 2010.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2011.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A, filed on December 27, 2011.

*	Filed herewith.

GUANWEI RECYCLING CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Guanwei Recycling Corp.

We have audited the accompanying consolidated balance sheet of Guanwei Recycling Corp. (the “Company”) as of December 31, 2011, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guanwei Recycling Corp. as of December 31, 2011, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Guanwei Recycling Corp.

We have audited the accompanying consolidated balance sheet of Guanwei Recycling Corp. (the “Company”) as of December 31, 2010, and the related consolidated statement of income and comprehensive income, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Limited

BDO Limited

Hong Kong, March 31, 2011

GUANWEI RECYCLING CORP.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	As of December 31,
	2011	2010
ASSETS:

Current assets:
Cash and cash equivalents	$12,432,803	$14,940,236
Restricted cash	-	2,280,398
Accounts receivable	4,475,386	9,106
Inventories	16,858,801	10,721,765
Prepayments and other current assets	2,104,349	475,195
Total current assets	35,871,339	28,426,700

Property, plant and equipment, net	8,151,012	4,894,141
Construction in progress	174,295	-
Land use right, net	673,762	660,941
Others	205,437	201,579
Total Assets	$45,075,845	$34,183,361

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Short term borrowings	$-	$3,716,377
Accounts payable	8,741,822	8,812,940
Accrued expenses and other payables	714,072	721,569
Amount due to shareholder	1,468,167	905,615
Income tax payable	1,144,516	880,048
Total current liabilities	12,068,577	15,036,549

Commitments and contingencies

Equity:
Shareholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 20,000,006 shares issued and outstanding	20,000	20,000
Additional paid-in capital	1,290,028	1,290,028
PRC statutory reserves	805,483	805,483
Retained earnings	28,629,076	15,835,628
Accumulated other comprehensive income	2,262,681	1,195,673
Total Shareholders’ equity	33,007,268	19,146,812

Total liabilities and shareholders’ equity	$45,075,845	$34,183,361

The accompanying notes form an integral part of these consolidated financial statements

GUANWEI RECYCLING CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Expressed in U.S. dollars)

	Year Ended December 31,
	2011	2010

Net Revenue	$63,600,678	$47,534,645

Cost of Revenue	44,111,700	32,179,321
Gross profit	19,488,978	15,355,324

Operating expenses:
Selling and marketing expenses	398,513	346,409
General and administrative expenses	1,903,062	1,568,653
Income from operations	17,187,403	13,440,262

Other income (expenses):
Interest income	88,249	28,704
Interest expense	(29,083)	(85,474)
Income before income taxes	17,246,569	13,383,492

Income taxes	4,453,121	3,456,096

Net income	$12,793,448	$9,927,396

Comprehensive Income:

Net income	$12,793,448	$9,927,396

Other comprehensive income
- Foreign currency translation adjustments	1,067,008	488,683

Comprehensive income	$13,860,456	$10,416,079

Earnings per share attributable to shareholders of Guanwei Recycling Corp.
– basic and diluted	$0.64	$0.50
Weighted average number of shares of common stock used in computing basic and diluted earnings per share	20,000,006	20,000,006

The accompanying notes form an integral part of these consolidated financial statements

GUANWEI RECYCLING CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Expressed in U.S. dollars)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	PRC	Retained	Comprehensive	Total
	Shares	Amount	Capital	Reserves	Earnings	Income	Equity

Balance as of December 31, 2009	20,000,006	$20,000	$1,234,133	$805,483	$5,908,232	$706,990	$8,674,838
Net income	-	-	-	-	9,927,396	-	9,927,396
Shareholder contribution	-	-	55,895	-	-	-	55,895
Foreign currency translation adjustments	-	-	-	-	-	488,683	488,683
Balance as of December 31, 2010	20,000,006	$20,000	$1,290,028	$805,483	$15,835,628	$1,195,673	$19,146,812
Net income	-	-	-	-	12,793,448	-	12,,793,448
Foreign currency translation adjustments	-	-	-	-	-	1,067,008	1,067,008
Balance as of December 31, 2011	20,000,006	$20,000	$1,290,028	$805,483	$28,629,076	$2,262,681	$33,007,268

The accompanying notes form an integral part of these consolidated financial statements

GUANWEI RECYCLING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

	Year Ended December 31,
	2011	2010

Cash flows from operating activities:
Net income	$12,793,448	$9,927,396

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	600,065	438,563
Amortization of land use right	15,070	14,389
Loss on disposal of property, plant and equipment	72,174	2,472

Changes in operating assets and liabilities:
Accounts receivable	(4,395,248)	4,795
Inventories	(8,370,973)	(3,763,939)
Prepayments and other current assets	(1,586,462)	(36,185)
Other assets	4,648	-
Accounts payable	2,340,991	13,364
Accrued expenses and other payables	(35,833)	252,227
Income tax payable	223,415	391,517
Net cash provided by operating activities	1,661,295	7,244,599

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,847,657)	(584,467)
Proceeds from disposal of property, plant and equipment	3,563	5,948
Net cash used for investing activities	(3,844,094)	(578,519)

Cash flows from financing activities:
Decrease (increase) in restricted cash	2,339,860	(2,266,980)
Advance from shareholder	562,552	620,940
Proceeds from short-term borrowings	-	3,659,235
Repayment of short-term borrowings	(3,813,283)	(1,420,767)
Net cash flows (used for) provided by financing activities	(910,871)	592,428

Effect of exchange rate change on cash and cash equivalents	586,237	379,519

Net (decrease) increase in cash and cash equivalents	(2,507,433)	7,638,027

Cash and cash equivalents at the beginning of year	14,940,236	7,302,209
Cash and cash equivalents at the end of year	$12,432,803	$14,940,236

Supplemental disclosure of cash flow information:
Interest paid	$29,083	$85,215
Income taxes paid	$4,229,706	$3,064,578

The accompanying notes form an integral part of these consolidated financial statements

Guanwei Recycling Corp.

Notes to Consolidated Financial Statements

1	Organization, Nature of Business and Basis of Presentation

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

The Company is organized as a single business segment and its principal activity is engaged in manufacturing and distribution of low density polyethylene (“LDPE”) and the sales of scrap materials, including plastic.

2	Summary of Significant Accounting Policies

(a)	Basis of Accounting and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and include the financial statements of the Registrant and its wholly-owned subsidiaries.

In preparing the consolidated financial statements, all significant inter-company transactions and balances have been eliminated on consolidation.

2	Summary of Significant Accounting Policies – Continued

(b)	Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and accompanying disclosures. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, and accrued expenses and other payables. Actual results may be different from the estimates.

(c)	Foreign Currency Translations and Transactions

The Company’s operations in the People’s Republic of China (“PRC”) use the local currency, RMB, as their functional currency, whereas amounts reported in the accompanying consolidated financial statements and disclosures are stated in US dollars, the reporting currency of the Company, unless stated otherwise.

As such, the Company uses the “Current rate method” to translate its PRC operations from RMB into US dollars (“USD” or “$”), as required under the Accounting Standards Codification (“ASC”) 830 “Foreign Currency Matters”. The assets and liabilities of its PRC operations are translated into USD using the rate of exchange prevailing at the balance sheet date. The capital accounts are translated at the historical rate. Adjustments resulting from the translation of the balance sheets of the Company’s PRC subsidiary, Guanwei, from RMB into USD are recorded in shareholders’ equity as part of accumulated other comprehensive income. The statement of income is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are recognized in net income for the reporting periods. The statement of cash flows is translated at average rates during the reporting period, with the exception of issue of shares and payment of dividends which are translated at historical rates.

Assets and liability accounts at December 31, 2011 and 2010 were translated at RMB 6.35 and RMB6.62 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and cash flows for the years ended December 31, 2011 and 2010 were 6.45 and RMB 6.75 to $1.00, respectively.

(d)	Comprehensive Income

The Company has adopted ASC 220 “Comprehensive Income”. ASC 220 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income in the statement of income and comprehensive income.

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under US GAAP, are excluded from net income. For the Company, such item primarily represents foreign currency translation gains and losses. The changes in other comprehensive income of $1,067,008 and $488,683 for the years ended December 31, 2011 and 2010, respectively, are foreign currency translation adjustments.

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

The Company accounts for income and deferred tax under the provision of ASC 740 “Income Taxes” . Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. ASC 740 also requires the recognition of the future tax benefits of net operating loss carry forwards. A valuation allowance is established when the deferred tax assets are not expected to be realized within a reasonable period of time.

In accordance with ASC 740-10-25, the Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not have any such uncertain tax positions in 2011 and 2010.

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

Income tax returns for the year prior to 2009 are no longer subject to examination by tax authorities.

(g)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit in banks and on hand, and highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. As of December 31, 2011, the Company had uninsured deposits in banks of approximately $12,433,000.

(h)	Accounts Receivables

The Company established a formal credit policy in 2011. Prior to 2011, the customers generally made upfront payments for sales and there was no significant amount of accounts receivable.

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectibility. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of December 31, 2011, the Company’s accounts receivable balances were current with no past due accounts.

2	Summary of Significant Accounting Policies – Continued

(i)	Fair Value Disclosures of Financial Instruments

The Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) regarding fair value measurements for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). This guidance establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

The carrying amounts reported in the consolidated financial statements for the current assets and current liabilities approximate fair value due to the short term nature of these financial instruments.

(j)	Inventories

Inventories are stated at the lower of cost, on the first-in first-out method, or market value. Costs include purchase and related costs incurred in bringing each product to its present location and condition. Market value is calculated based on the estimated normal selling price, less further costs expected to be incurred for disposal. Provision is made for obsolete, slow moving or defective items, where appropriate. There was no inventory reserve at December 31, 2011 and 2010.

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

2	Summary of Significant Accounting Policies – Continued

(k)	Property, Plant and Equipment and Land Use Right - Continued

Land use rights	Over 30 years prior to the extension of lease to 50 years and 50 years thereafter
Building	20 years
Leasehold improvements	Over terms of the leases or the useful lives, whichever is shorter
Plant and machinery	5 to 10 years
Furniture, fixtures and office equipment	5 years
Motor vehicles	5 years

(l)	Impairment

In accordance with ASC 360-10-35 “Impairment or Disposal of Long-lived Assets”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate.

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

In accordance with ASC 260 “Earnings Per Share”, basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2011 and 2010, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

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

2	Summary of Significant Accounting Policies – Continued

(p)	Sales and Marketing Expense

Sales and marketing expense consists of salaries, employee benefits, cost of packing materials and travelling, and transportation.

(q)	General and Administrative Expense

General and administrative expense consists of salaries, employee benefits and depreciation of office equipment, amortization of land use right, fees for legal and professional services and office consumables.

(r)	Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

(s)	Recently Adopted Accounting Standards

In May 2011, the FASB issued a new accounting standard update (“ASU”) No. 2011-4, Fair Value Measurements (Topic 820), which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements and disclosures.

In June 2011, the FASB issued ASU No. 2011-5, Comprehensive Income (Topic 220) an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company adopted both standards in the fourth quarter of 2011 and such adoption did not have a material impact on the Company’s consolidated financial statements.

3	Revenue

	Year ended December 31,
	2011	2010

Sales of manufactured LDPE	$61,900,588	$46,466,735
Sales of scrap materials	1,700,090	1,067,910
	$63,600,678	$47,534,645

4	Income Taxes

No provision was made for the United States or Hong Kong profits tax has been made as the Company has no assessable profit for tax purposes during the years.

Guanwei Recycling Corporation was organized in the United States and has incurred a tax loss of $545,000 for income tax purposes for the year ended December 31, 2011. As of December 31, 2011, net operating loss carryforwards for United States income taxes purpose was approximately $1,622,000. The net operating loss carryforwards may be available to reduce future years’ taxable income through year 2032. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for the United States income tax purpose. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to approximately $190,750 and $212,450 for the years ended December 31, 2011 and 2010, respectively. Management reviews the valuation allowance periodically and makes adjustments accordingly.

The Company provides for PRC Enterprise Income Tax (“PRC - EIT”) at a rate of 25% for 2011 and 2010, after offsetting losses brought forward, if any, on the basis of its income for financial reporting purposes, adjusting for income and expense items which are not assessable or deductible for PRC-EIT.

4	Income Taxes - Continued

Income (loss) before provision for income taxes consisted of the following:

	Year ended December 31,
	2011	2010

USA	$(544,568)	$(607,377)
China	17,791,137	13,990,869
	17,246,569	13,383,492

Provision for income taxes consists of the following:

	Year ended December 31,
	2011	2010
Current:
USA	-	-
China	$4,453,121	$3,456,096
	4,453,121	3,456,096
Deferred:
Net operating loss carryforward in the U.S.	190,750	212,450
Valuation allowance	(190,750)	(212,450)
Provision for income taxes	$4,453,121	$3,456,096

The principal reconciling items from income tax computed at the statutory rate and at the effective income tax rate are stated as follows:

	Year ended December 31,
	2011	2010

Income before income taxes	$17,246,567	$13,383,492

Computed tax at PRC statutory rate of 25%	$4,311,642	$3,345,873
Non-deductible items	136,142	158,720
Others	5,337	(48,497)
	$4,453,121	$3,456,096

No provision for deferred taxation has been made in the consolidated financial statements as there were no significant temporary differences arising during each of the fiscal years ended December 31, 2011 and 2010 or as of the balance sheet dates.

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

Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, the Company has not recorded any WHT on the cumulative amount of distributed and undistributed retained earnings of 2008 and thereafter. Should the Company’s subsidiaries distribute all their profits generated after 2007, the aggregate WHT amount will be approximately $2,795,000 as of December 31, 2011 and $1,679,000 as of December 31, 2010. The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $30 million as of December 31, 2011. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

5	Restricted Cash

The Company is required to maintain a certain amount of cash in banks to secure certain short term borrowings. As of December 31, 2011 and 2010, restricted cash to secure these bank borrowings totaled $0 and $2,280,398, respectively. No cash was required to be maintained in banks in 2011 because there were no bank borrowings to secure during 2011.

6	Inventories

	As of December 31,
	2011	2010

Raw materials	$15,962,299	$8,772,550
Work-in-progress	157,581	142,096
Finished goods	738,921	1,807,119
	$16,858,801	$10,721,765

7	Prepayments and Other Current Assets

	As of December 31,
	2011	2010

VAT recoverable	$1,221,531	$286,441
Prepayment and other receivables	882,818	188,754
	$2,104,349	$475,195

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

Prepayment and other receivables as of December 31, 2011 consisted of higher amounts of prepayments to the Company’s logistics company for future custom and VAT taxes.

8	Property, Plant and Equipment

	As of December 31,
	2011	2010

Building	$6,647,571	$4,832,601
Leasehold improvement	838,576	771,287
Plant and machinery	2,914,418	950,361
Furniture, fixtures and office equipment	99,088	59,594
Motor vehicles	42,429	40,697
	10,542,082	6,654,540
Less: Accumulated depreciation	(2,391,070)	(1,760,399)
	$8,151,012	$4,894,141

Depreciation expense was $600,065 and $438,563 for the years ended December 31, 2011 and 2010, respectively.

A building with a carrying amount as of December 31, 2010 of $3,748,687 was pledged, along with the land use right discussed below, to secure the short-term borrowings. Such pledge was released upon the repayment of the bank borrowings in 2011.

9	Construction in progress

As of December 31, 2011, construction in progress amounted to $174,295 consisting of improvement costs related to an electrical wiring upgrade in the factory building.

10	Land Use Right, net

	As of December 31,
	2011	2010

Land use right	$785,177	$753,119
Less: Accumulated amortization	(111,415)	(92,178)
	$673,762	$660,941

Land use right with a carrying amount of $660,941 as of December 31, 2010 was pledged, along with a building discussed above, to secure the short-term borrowings. Such pledge was released upon the repayment of the bank borrowings in 2011. Amortization expense was $15,070 and $14,389 for the years ended December 31, 2011 and 2010, respectively.

In 2008, the land use right period was extended from 30 years to 50 years with the approval from PRC government. The amortization rate has been changed to 50 years since 2008.

11	Short Term Borrowings

	As of December 31,
	2011	2010

Fuqing Rural Credit Cooperative Union	$-	$1,464,659
China Merchants Bank	-	2,251,718
	$-	$3,716,377

The short term loan from Fuqing Rural Credit Cooperative Union as of December 31, 2010 bore interest at a fixed rate of 5.94% per annum with the maturity date on January 18, 2011, and was secured by the Company’s building and land use right. The loan was fully repaid on January 18, 2011.

The short term loans from China Merchants Bank as of December 31, 2010 were due in 3 months from their dates of drawing and bore interest at rates ranging from 1.788% to 2.103%. These short term loans were secured by the Company’s restricted cash, which amounted to $2,280,398 as of December 31, 2010. The loan was fully repaid in 2011 and the restricted cash was released.

12	Accrued Expenses and Other Payables

	As of December 31,
	2011	2010

Deposits from customers	$-	$36,039
Accrued payroll	296,000	336,601
Accrued expenses	418,072	348,929
	$714,072	$721,569

13	Shareholders’ Contribution

In the fiscal year 2010, the net balance of $55,895 due to the ex-shareholders for expenses incurred prior to the Share Exchange was waived and recorded as capital contribution in the consolidated statements of shareholders’ equity.

14	PRC Reserves

Statutory Surplus Reserve Fund

Pursuant to applicable PRC laws and regulations, Guanwei is required to allocate at least 10% of its net income to the statutory surplus reserve fund until such funds reaches 50% of the subsidiary’s registered capital. The statutory surplus reserve fund can be utilized upon the approval by the relevant authorities, to offset accumulated losses or to increase registered capital, provided that such fund be maintained at a minimum of 25% of the registered capital. As Guanwei’s statutory surplus reserve fund had reached 50% of its registered capital, there were no additional contribution to the statutory surplus reserve fund during the fiscal years 2011 and 2010.

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

15	Distribution of Profits

The Registrant is a holding company incorporated in the United States and its cash flow depends on dividends from its PRC operating subsidiary. In order for the Registrant to distribute any dividends to its shareholders, it will rely on dividends distributed by its PRC operating subsidiary. PRC regulations currently permit payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Under current PRC laws and regulations, the Registrant’s PRC operating company is required, where applicable, to allocate a portion of its net profit to PRC statutory reserves before distributing dividends, including at least 10% of their net profit to PRC statutory reserves until the balance of such fund has reached 50% of its registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Further, if the Registrant’s PRC operating company incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. The Company’s restricted net assets as of December 31, 2011 and 2010 amounted to $2,044,119.

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

During the years ended December 31, 2011 and 2010, the aggregate contributions of the Company to the pension plan were approximately $141,000 and $92,000, respectively.

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

As of December 31, 2011 and 2010, the Company had cash deposits of $12.4 million and $14.9 million, respectively, which was deposited with several banks and a financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in accounts with banks and financial institutions.

(iii)	Concentration of Suppliers, Customers and Restriction of Import Quota

During the years ended December 31, 2011 and 2010, there were 4 and 5 suppliers who individually accounted for 10% or more of our total purchases, which account for 77% and 86% of the Company’s total purchases, respectively.

The Company did not have any customer concentration. No one customer was responsible for more than 10% of the Company’s revenue in fiscal year 2011 and 2010. Sales to our five largest customers accounted for approximately 17% and 14% of our net sales during the years ended December 31, 2011 and 2010, respectively. One customer accounted for 12% of the Company’s accounts receivable as of December 31, 2011.

In the PRC, import of regenerative plastic materials is controlled by import quota. The grant of import quota to the Company is subject to review and approval by the Ministry of Environmental Protection of the PRC annually. For the years ended December 31, 2011 and 2010, the Company obtained an import quota of 64,000 tons and 24,000 tons, respectively, of regenerative plastic materials for each respective year (See Note 19).

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

(v)	Dependence of Import Quota from a Related Company

During the years ended December 31, 2011 and 2010, import of regenerative plastic materials were heavily dependent on the import quota granted by a related company, Fuqing Huan Li Plastics Company Limited or “Huan Li” (See Note 19). Pursuant to the agreement dated November 1, 2008, Guanwei has been permitted use of the 35,000 tons per year import quota granted to Huanli at no cost for 10 years through October 31, 2018. Although the Company has not experienced difficulties obtaining the import quota from Huan Li in the past, the Company cannot guarantee the grant of import quota will be successfully obtained from Huan Li in the future. If the Company fails to obtain the import quota from Huan Li, the Company may have to use domestically supplied plastic wastes for manufacturing. Domestic plastic wastes are typically poorly sorted, so utilizing the domestic raw materials would increase production costs.

18	Fair Value Disclosures of Financial Instruments

The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company’s current assets and current liabilities as of December 31, 2011 and 2010 approximate fair value.

19	Related Party Transaction and Balance

During the years ended December 31, 2011 and 2010, the Company utilized the import quota of a related party, Huan Li, for importing regenerative plastic materials at no consideration. Huan Li is considered to be a related party since Chen Min, an officer, director and shareholder of Guanwei and an officer and director of the Registrant, is also the Chief Executive Officer, Chairman of Board of Directors and legal representative of Huan Li. Huan Li is an inactive entity and has no operations.

Chenxin International Limited, a shareholder of the Registrant, paid accrued expenses of $562,552 and $553,125 on behalf of the Registrant during the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, the amount related to legal and professional fees paid by Chenxin on behalf of the Registrant were $1,468,167 and $905,615, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUANWEI RECYCLING CORP.

Date: March 30, 2012	By:	/s/ Min Chen
Min Chen
Chief Executive Officer, Chairman of the Board, President
(Principal Executive Officer)

Date: March 30, 2012	By:	/s/ Feng Yang
Feng Yang
Chief Financial Officer, Secretary, Treasurer
(Principal Financial and Accounting Officer)

Date: March 30, 2012	By:	/s/ Qijie Chen
Qijie Chen
Director

Date: March 30, 2012	By:	/s/ Juguang Gao
Juguang Gao
Director

Date: March 30, 2012	By:	/s/ Changzhu Wang
Changzhu Wang
Director

Date: March 30, 2012	By:	/s/ Rui Wang
Rui Wang
Director

Date: March 30, 2012	By:	/s/ Howard Barth
Howard Barth
Director

Date: March 30, 2012	By:	/s/ Jingshou Qin
Jingshou Qin
Director