Form 10-Q
period 2012-03-31
Guanwei Recycling Corp.
filed 2012-05-15
CIK 1425715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 3, 2012, the registrant had 20,815,654 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

GUANWEI RECYCLING CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS

Current assets
Cash and cash equivalents	$10,122,109	$12,432,803
Accounts receivable	5,099,324	4,475,386
Inventories	19,332,603	16,858,801
Prepaid expenses and other current assets	2,468,743	2,104,349
Total current assets	37,022,779	35,871,339

Property, plant and equipment, net	8,164,435	8,151,012
Construction in progress	-	174,295
Land use right, net	674,190	673,762
Other assets	205,554	205,437
Total assets	$46,066,958	$45,075,845

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$7,708,853	$8,741,822
Accrued expenses and other payables	643,229	714,072
Amount due to shareholder	1,655,814	1,468,167
Income tax payable	773,120	1,144,516
Total current liabilities	10,781,016	12,068,577

Commitment and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 20,000,006 shares issued and outstanding	20,000	20,000
Additional paid-in capital	1,290,028	1,290,028
PRC statutory reserves	805,483	805,483
Accumulated other comprehensive income	2,476,099	2,262,681
Retained earnings	30,694,332	28,629,076
Total shareholders’ equity	35,285,942	33,007,268

Total liabilities and shareholders’ equity	$46,066,958	$45,075,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2012	2011

Net revenue	$16,171,490	$14,142,612

Cost of revenue	12,616,104	9,907,512
Gross profit	3,555,386	4,235,100

Operating expenses
Selling and marketing expenses	89,522	88,791
General and administrative expenses	658,870	543,770
Total operating expenses	748,392	632,561

Income from operations	2,806,994	3,602,539

Other income (expenses):
Interest income	14,172	22,970
Interest expenses	-	(17,435)
Exchange gain	31,926	71,296
Income before income taxes	2,853,092	3,679,370

Income taxes	787,836	964,088

Net income	2,065,256	2,715,282

Other comprehensive income
- Foreign currency translation adjustments	213,418	217,182

Comprehensive income	$2,278,674	$2,932,464

Earnings per share attributable to shareholders of Guanwei Recycling Corp.
- basic and diluted	$0.10	$0.14

Weighted average number of share of common stock used in computing
- basic and diluted earnings per share	20,000,006	20,000,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities
Net income	$2,065,256	$2,715,282

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation of property, plant and equipment	201,442	129,852
Amortization of land use right	3,862	3,690

Changes in operating assets and liabilities
Accounts receivable	(596,896)	8,206
Inventories	(2,372,226)	824,368
Advances to suppliers	-	(2,124,560)
Prepaid expenses and other current assets	(326,753)	(82,099)
Other assets	1,191	-
Accounts payable	(1,091,044)	(1,232,140)
Accrued expenses and other payables	(75,454)	(161,085)
Income tax payable	(379,550)	67,273
Net cash (used in) provided by operating activities	(2,570,172)	148,787

Cash flows from investing activities
Purchase of property, plant and equipment	(12,727)	(3,877)
Net cash used in investing activities	(12,727)	(3,877)

Cash flows from financing activities
Decrease in restricted cash	-	698,014
Advance from shareholder	187,647	179,515
Proceeds from short-term borrowings	-	1,589,467
Repayment of short-term borrowings	-	(3,744,359)
Net cash provided by (used in) financing activities	187,647	(1,277,363)

Effect of exchange rate change on cash and cash equivalents	84,558	145,353

Net decrease in cash and cash equivalents	(2,310,694)	(987,100)

Cash and cash equivalents at the beginning of period	12,432,803	14,940,236
Cash and cash equivalents at the end of period	$10,122,109	$13,953,136

Supplemental disclosure of cash flow information
Interest paid	$-	$17,435
Income taxes paid	$1,167,386	$896,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	Nature of Business, Basis of Presentation, and Summary of Significant Accounting Policies

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for annual financial statements are not included herein. In management’s opinion, these unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2012, results of operations and cash flows for the three months ended March 31, 2012 and 2011. The financial information as of December 31, 2011 is derived from our 2011 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2011 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

(a)	Basis of Consolidation

The condensed consolidated financial statements of the Company include the financial statements of the Registrant and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated on consolidation.

(b)	Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue, the useful lives of long-lived assets, allowance for doubtful accounts, inventory reserve, property and equipment, income taxes, and contingencies. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

(c)	Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of March 31, 2012 and December 31, 2011 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting translation gain adjustments are recorded as other comprehensive income in the condensed consolidated statements of income and comprehensive income and as a separate component of equity in the condensed consolidated balance sheets.

(d)	Inventories

Inventories are stated at the lower of cost, on the first-in first-out method, or market value. Costs include purchase and related costs incurred in bringing each product to its present location and condition. Market value is calculated based on the estimated normal selling price, less further costs expected to be incurred for disposal. Provision is made for obsolete, slow moving or defective items, where appropriate. There was no inventory reserve at March 31, 2012 and December 31, 2011.

(e)	Impairment of Long-lived Assets

The Company evaluates our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable, such as change of business plan, obsolescence, and continuous losses suffered. The Company assesses recoverability of assets by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. In determining estimates of future cash flows, the Company has to exercise significant judgment in terms of projection of future cash flows and assumptions. If the estimated undiscounted cash flows are less than the carrying amount then we perform the second step of the analysis and compare the fair value to the carrying amount. Fair value is determined using various approaches, including discounted future cash flows, independent appraisals or other relevant methods. If the carrying amount of the asset exceeds its fair value, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. The fair value of the asset then becomes the asset’s new carrying value, which the Company depreciates or amortizes over the remaining estimate useful life of the asset where appropriate. The Company may incur impairment losses in future periods if factors influencing its estimates change. Historically, the Company has not had an impairment charge on our long-lived assets.

(f)	Revenue Recognition

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

Sales of scrap materials are recognized on the same basis as sales of LDPE.

(g)	Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax also reflects the recognition of the future tax benefits of net operating loss carry forwards. A valuation allowance is established when the deferred tax assets are not expected to be realized within a reasonable period of time.

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not have any such uncertain tax positions as of March 31, 2012 and December 31, 2011.

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

(h)	Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2012 and December 31, 2011, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

(i)	Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. Such reclassification included classifying the decrease of restricted cash of $698,014 as financing activities from investing activities in the condensed consolidated statements of cash flow.

2	Inventories

A summary of inventories is as follows:

	March 31,	December 31,
	2012	2011

Raw materials	$18,692,209	$15,962,299
Work-in-progress	203,376	157,581
Finished goods	437,018	738,921
	$19,332,603	$16,858,801

3	Property, Plant and Equipment

A summary of property, plant and equipment is as follows:

	March 31,	December 31,
	2012	2011

Building	$6,689,801	$6,647,571
Leasehold improvement	843,903	838,576
Plant and machinery	3,094,630	2,914,418
Furniture, fixtures and office equipment	100,635	99,088
Motor vehicles	42,699	42,429
	10,771,668	10,542,082
Less: Accumulated depreciation	(2,607,233)	(2,391,070)
	$8,164,435	$8,151,012

4	Accrued Expense and Other Payables

A summary of accrued expenses and other payable is as follows:

	March 31,	December 31,
	2012	2011

Accrued payroll	$283,798	$296,000
Accrued expenses	359,431	418,072
	$643,229	$714,072

5	Income Taxes

The Company has not recorded a provision for U.S. federal income tax for the three months ended March 31, 2012 and 2011 because substantially all of the Company’s operations are conducted in the People’s Republic of China (“PRC”). The Company conducts substantially all of its business in the PRC and it is subject to PRC income taxes at a 25% PRC statutory income tax rate for the three months ended March 31, 2012 and 2011. A reconciliation of the provision for income taxes with amounts determined by applying the PRC statutory income tax rate to income before income taxes is as follows:

	Three Months Ended March 31,
	2012	2011

Income before income taxes	$2,853,092	$3,679,370

Computed tax at PRC statutory rate of 25%	713,273	919,843
Non-deductible items	57,409	44,712
Others	17,154	(467)
	$787,836	$964,088

6	PRC Reserves

Statutory Surplus Reserve Fund

Pursuant to applicable PRC laws and regulations, Guanwei is required to allocate at least 10% of its net income to the statutory surplus reserve fund until such funds reaches 50% of the subsidiary’s registered capital. The statutory surplus reserve fund can be utilized upon the approval by the relevant authorities, to offset accumulated losses or to increase registered capital, provided that such fund be maintained at a minimum of 25% of the registered capital. As Guanwei’s statutory surplus reserve fund had already reached 50% of its registered capital, there were no appropriations to the statutory surplus reserve fund during the three months ended March 31, 2012 and 2011.

Statutory Public Welfare Fund

Pursuant to PRC laws and regulations as applicable to PRC domestic-owned enterprises, Guanwei, the Company’s subsidiary in the PRC, is required to allocate a certain amount of its net income to the statutory public welfare fund determined by its board of directors (the “Board”). Guanwei ceased to allocate such funds since it became a foreign-owned enterprise in December 2008. The staff welfare fund can only be used to provide staff welfare facilities and other collective benefits to the employees. This fund is non-distributable other than upon liquidation of Guanwei. During the three months ended March 31, 2012 and 2011, the board of directors of Guanwei determined no appropriations to statutory public welfare fund.

7	Distribution of Profits

The Company is a holding company incorporated in the United States and its cash flow depends on dividends from Guanwei. In order for the Company to distribute any dividends to its shareholders, the Company will rely on dividends distributed by Guanwei. PRC regulations currently permit payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Under current PRC laws and regulations, Guanwei is required, where applicable, to allocate a portion of its net profit to PRC statutory reserves before distributing dividends, including at least 10% of its net profit to PRC statutory reserves until the balance of such fund has reached 50% of its registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Further, if our PRC operating company incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. The Company’s restricted net assets as of March 31, 2012 were approximately $2,045,000.

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

During the three months ended March 31, 2012 and 2011, the aggregate contributions of the Company to the pension plan were approximately $45,000 and $33,000, respectively.

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

As of March 31, 2012 and December 31, 2011, the Company had cash deposits of approximately $10.1 million and $12.4 million, respectively, placed with several banks and a financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in accounts with banks and financial institutions.

(iii)	Concentration of Suppliers, Customers

During the three months ended March 31, 2012 and 2011, there were three and four suppliers, respectively, who each accounted for 10% or more of our total purchases, and who in the aggregate account for 76% and 66% of our total purchases, respectively.

No one customer was responsible for more than 10% of the Company’s revenue in the three months ended March 31, 2012 and 2011. One customer accounted for 11% and 12% of the Company’s accounts receivable as of March 31, 2012 and December 31, 2011, respectively.

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

Chenxin International Limited, a Hong Kong company and shareholder of the Registrant which is controlled by Mr. Wang Rui (“Mr. Wang”), a director of the Company, has an oral arrangement with the Company pursuant to which Chenxin International Limited has paid accrued expenses of $187,647 and $179,515 on behalf of the Registrant during the three months ended March 31, 2012 and 2011, respectively. These amounts were related to legal and professional fees which are not payable in Chinese RMB (audit and audit-related expenses, legal fees, fees payable to the Company's transfer agent and EDGAR agent, and fees paid to NASDAQ and the SEC relating to the Company's listing) and were reflected on the Company’s consolidated balance sheets as outstanding amounts due to a shareholder as of March 31, 2012 and December 31, 2011. This arrangement is not reflected in any written agreement and is typical of PRC business practices in the region where the Company is located. As of March 31, 2012 and December 31, 2011, the amount related to legal and professional fees paid by Chenxin on behalf of the Registrant were $1,655,814 and $1,468,167, respectively.

The arrangement stems from the fact that Mr. Min Chen (“Mr. Chen”), the Company’s Chief Executive Officer, President, and Chairman of the Board, and Mr. Wang ave a business and personal relationship that dates to the mid-1990s. This relationship was still in effect when Mr. Chen founded the Company’s wholly-owned subsidiary, Fuqing Guanwei Plastic Industry Co. Ltd., in 2005 and when the Company became a publicly listed company in the United States in 2009. At that time, Mr. Chen and Mr. Wang entered into the current arrangement whereby Chenxin would cover on behalf of Guanwei all expenses outside China because, as a Hong Kong company, Chenxin is not subject to the approval of the PRC Office of Currency Control for payments made outside of China to which Chinese companies, including Guanwei, are subject. This arrangement enables the Company to satisfy its obligations in a timely manner.

The agreement contemplates that Chenxin shall be paid back all amounts due to it in a lump sum upon the closing of a future financing by the Company. The Company does not pay any interest or other charges on the amounts paid by Chenxin. Chenxin may unilaterally decide to discontinue paying accrued expenses on the Company’s behalf at any time.

On April 20, 2012, the Company entered into an Indebtedness Conversion Agreement with Chenxin, pursuant to which the Company shall issue 815,648 shares of the Company’s common stock, par value $0.001 per share, to Chenxin at $1.80 per share in consideration for the conversion by Chenxin of certain advances equal to $1,468,167, which represented the outstanding balance due to Chenxin as of December 31, 2011.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the Company’s consolidated financial statements and the accompanying notes contained in this Quarterly Report. Information in this Item 2 is intended to assist the reader in obtaining an understanding of the consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the consolidated financial statements. This includes discussion of (i) Liquidity, (ii) Capital Resources, (iii) Results of Operations and (iv) Off-Balance Sheet Arrangements, and any other information that would be necessary to an understanding of the Company’s financial condition, changes in financial condition and results of operations.

Forward Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K and Item 1A, “Risk Factors” for the year ended December 31, 2011.

Business Overview

The Company operates its business through its indirect wholly-owned subsidiary, Guanwei, which is located in Fuqing City, Fujian Province, PRC. Guanwei imports and recycles low density polyethylene (“LDPE”) plastic scrap material into granular plastic for use in the manufacture of various consumer products, and is one of the largest manufacturers of recycled LDPE in China. Guanwei is one of the few plastic recyclers in China to import most of its raw materials (i.e. plastic waste) from foreign suppliers (primarily Germany) where the cost of processing plastic waste is significantly higher than in China. Guanwei’s products are sold to customers in a wide range of industries, including shoe manufacturing, architecture and engineering products, industrial equipment and supplies and chemical and petrochemical manufacturing.

The Company is organized as a single business segment and is committed to sourcing and developing innovative ideas and markets for recycled materials, and concentrates on transforming plastic waste into useful plastic grains. Its mission is to be an environmentally conscious, profitable manufacturer of plastics products of the highest quality. Guanwei procures raw material in the form of unrecycled plastic waste from its suppliers and uses this material to manufacture recycled plastic grains, which are then sold to manufacturers of consumer products in various industries. Guanwei specializes in the production of various recycled plastics products, the most important of which is LDPE. Guanwei has developed four distinct grades of LPDE plastic grains, which are sold to customers to be manufactured into a broad range of end products. Guanwei currently sells to more than 300 customers in over 10 industries, ranging from shoe manufacturing, architecture and engineering, industrial equipment and supplies, and chemical and petrochemical manufacturing. Guanwei’s LDPE products in particular are widely used in the manufacturing of chemical and functional fibers, and is the main raw material for shoe soles, insulation material, fire-proofing and water-proofing material, and foam.

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

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carry-forwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of March 31, 2012, the Company had undistributed profits of approximately $30,240,000 that are subject to withholding tax when distributed. Since the Company intends to reinvest these undistributed profits to further expand its businesses and does not intend to declare dividends, the Company has not recorded a withholding tax in relation to these undistributed profits. Should the Company’s distribute all of these profits, the aggregate withholding tax would amount to approximately $3,024,000 based on the current tax rate of 10% of the undistributed earnings prepared under  accounting principles generally accepted in the People’s Republic of China (“PRC GAAP”) after 2007.

The Company had no material uncertain tax positions as of March 31, 2012 or unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters as an income tax expense. As of March 31, 2012, there were no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

We estimate the net realizable value for finished goods and work-in-progress based primarily upon the latest invoice prices and current market conditions. If the market value of an inventory drops below its carrying value, we record a write-off to cost of sales for the difference between the carrying cost and the market value. We carry out an inventory review at each quarter-end. During the three months ended March 31, 2012, the Company recorded no inventory write down.

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

Results of Operations for the Three Months Ended March 31, 2012 Compared To the Three Months Ended March 31, 2011

The following table sets forth a summary of certain key components of our results of operations for the periods indicated:

	For The Three Months Ended March31,
	2012	2011	Change in %
Net revenue	$16,171,490	$14,142,612	14.35%
Cost of revenue	12,616,104	9,907,512	27.34%
Gross profit	3,555,386	4,235,100	(16.05)%
Selling and marketing expenses	89,522	88,791	0.82%
General and administrative expenses	658,870	543,770	21.17%
Interest income	14,172	22,970	(38.30)%
Interest expense	-	(17,435)	(100.00)%
Exchange gain	31,926	71,296	(55.22)%
Income taxes	787,836	964,088	(18.28)%
Net income	2,065,256	2,715,282	(23.94)%

Net Revenue

The following table sets forth a summary of our net revenue by categories for the periods indicated:

	For The Three Months Ended March 31,
	2012	2011	Change in %
Sales of recycled LDPE	$14,044,642	$13,927,369	0.84%
Sales of non- LDPE materials	437,767	215,243	103.38%
Resale of raw materials	1,689,081	-	-%
	$16,171,490	$14,142,612	14.35%

Our revenues are derived from the sales of recycled LDPE and non-LDPE waste materials. We manufacture recycled LDPE from plastic waste and occasionally purchase recycled LDPE from other manufacturers for resale when market conditions justify us doing so. The raw materials (i.e. plastic waste) we use in our operations generally contain approximately 9% of non-LDPE plastic waste, such as polyethylene terephthalate, polypropylene, or acrylonitrile butadiene styrene.  We sort and classify this non-LDPE material and sell it to other recycled plastic manufacturers that use these products.

During the fiscal year 2010, we completed construction projects involving our washing and smashing plant. The washing and smashing plant is a key component in our manufacturing process. After being sorted from the non-LDPE material, all LDPE material is smashed and cut into pieces by one of eight smashing machines before being washed and cleaned several times in order to eliminate impurities. After completion of the construction projects, the washing pools were drained and excavated to increase their depth, some components of the pools' vortex pumps were replaced, and the engine size of the pumps was enlarged to enhance their efficiency. The improved washing pools allow the Company to enhance the whiteness of the recycled LDPE material, which results in a higher grade end-product. This is particularly desirable for the many customers that mix recycled LDPE with virgin plastics in their production processes and typically have strict color requirements. In late 2010, construction was completed on the new raw material storage field. Our storage facility in use is now more than 4,000 square meters. Raw materials were relocated to the new storage facility and the old raw material warehouse was converted for expansion of the Company's classification and sorting operations, which will allow for future increases in production capacity.

In 2011, we made significant improvements in our factory equipment and facility. Our capacity increased to annual production of 80,000 tons as a result of these improvements.

Revenue generated during the three months ended March 31, 2012 from the sale of manufactured recycled LDPE was $14,044,642 as compared to $13,927,369 for the same period of 2011, which represents an increase of 0.84%. This slight increase was due to the combined effects of a slight increase of our selling price and a decrease of our sales volume of manufactured recycled LDPE. The average selling price of recycled LDPE increased 6.76% to approximately $1,216 per ton from approximately $1,139 per ton in the same period in 2011. The Company sold 11,600 tons of manufactured recycled LDPE in the three months ended March 31, 2012, representing a decrease of 5.17% from the 12,233 tons sold in the corresponding period of 2011. The Chinese Spring Festival this year fell in the third week of January 2012, which was 2 to 3 weeks earlier than usual. As a result many of our customers ordered our products in the fourth quarter of 2011 ahead of the long holidays which also resulted in a very strong fourth quarter of 2011.

Revenue generated from the sales of sorted non-LDPE material increased 103.38% to $437,767 in the three months ended March 31, 2012 from $215,243 in the same period of 2011. This was mainly due to an increase in selling volume. Guanwei sold 1,218 tons of sorted non-LDPE material in the three months ended March 31, 2012, representing an increase of 49.08% from 817 tons sold in the same period of 2011. The average selling price of sorted non-LDPE material increased 36.74% to approximately $361 in the three months ended March 31, 2012 from approximately $264 per ton in the same period in 2011.

Due to limited space availability in our storage facility, we sold certain raw materials in the amount of $1,689,081 during the three months ended March 31, 2012. We did not make sales of this nature during the same period of 2011.

Our revenue may be affected by the import quotas granted by the PRC’s Ministry of Environmental Protection.  On July 11, 2011, Guanwei received official government approval for the expansion of its quota for imported plastic waste. Pursuant to the approval, the Guanwei’s import quota increased from 24,000 tons to 64,000 tons in 2011. In January 2012, we received government approval to further increase our quota to 80,000 tons for the year of 2012. Guanwei entered into an agreement, dated November 1, 2008, pursuant to which Guanwei has been permitted to use, at no cost, the 35,000 tons per year import quota granted to Fuqing Huan Li Plastics Company Limited (“Huan Li”) for a term of 10 years. Chen Min, our Chief Executive Officer and Chairman of the Board, is also the Chief Executive Officer, Chairman of the Board and legal representative of Huan Li. There can be no guarantee that Huan Li’s import quota will be available to us after the expiration of the agreement. If we are unable to use Huan Li’s import quota or obtain the grant of an import quota from the Ministry of Environment Protection, our revenue and results of operations would be materially adversely affected. Please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for further information and other factors that may affect our revenue.  Together with the import quota of 35,000 tons contracted from Huan Li, the Company had a total import quota of 115,000 tons for the year of 2012.

Other than as disclosed elsewhere in this Quarterly Report, we are unaware of any trends or uncertainties which have or which we reasonably expect to have a material impact on net sales or revenues from continued operations.

Cost of Revenue

	For the Three Months Ended March 31, 2012	% of Net Revenue	For the Three Months Ended March 31, 2011	% of Net Revenue	Change in %
Costs of manufactured recycled LDPE and sorted non-LDPE materials	$10,977,102	75.80%	$9,907,512	70.05%	10.80%
Cost of resale of raw material	1,639,002	97.04%	-	-%	-%
	$12,616,104	78.01%	$9,907,512	70.05%	27.34%

Our cost of revenue consists of the costs of plastic waste raw materials for production, labor costs and overhead related to production.

During the three months ended March 31, 2012 and 2011, our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material was $10,977,102 and $9,907,512, respectively, representing 75.80% and 70.05%, respectively, of net revenue from sales of manufactured recycled LDPE and sorted non-LDPE materials. The increase in the percentage of cost to net revenue during the period was primarily due to the fact that the increase in the cost of plastic waste raw materials was greater than the increase in average selling prices.

Because our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material consists primarily of the purchase price of imported plastic waste for production, we have limited influence on such costs. The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions. Due to the sustained strong demand for LDPE product, the per-ton raw material cost of recycled LDPE and sorted non-LDPE material increased 10.81% to $761 per ton during the three months ended March 31, 2012 from $686 per ton during the same period of 2011.

Our cost of revenue from resale of raw materials was $1,639,002, representing 97.04% of related net revenue. We only imposed a marginal markup for this type of sale to cover our administrative fees. We do not expect any substantial revenue amounts generated from the resale of raw material in the future.

In order to cut costs and increase profit margins, Guanwei focuses heavily on developing relationships with new suppliers and increasing the amount of high quality raw material purchased directly from European suppliers, as opposed to purchasing from a wholesaler.  Guanwei intends to continue to work on developing such relationships, and obtaining more favorable terms and discounts by strengthening our relationships with suppliers and placing more bulk orders.

Gross Profit

Gross profit during the three months ended March 31, 2012 and 2011 were $3,555,386 and $4,235,100, respectively.

Gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material during the three months ended March 31, 2012 decreased by 17.23% to $3,505,307 from $4,235,100 for the same period of 2011. The decrease in gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material was primarily the result of a decrease in sales volume, which was partially offset by a slight increase in selling price.

The gross profit margin of manufactured recycled LDPE and sorted non-LDPE decreased to 24.20% for the three months ended March 31, 2012 from 29.95% for the same period of 2011, a decrease of 17.23%. This decrease in gross profit margin was primarily attributable to the increase in average per-ton raw material cost and the continuing increase of our labor and manufacturing cost. During the three months ended March 31, 2012, the average selling price for our LDPE products increased 6.76% while the raw material costs increased 10.81%.

Gross profit from the resale of raw materials was $58,993 for the three months ended March 31, 2012. Due to limited space availability in our storage facility, we sold certain raw materials with a small markup. We did not make sales of this nature during the same period of 2011.

The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions, and the import-related costs are mainly dependent on the delivery terms agreed with suppliers. In order to reduce costs and to secure availability of raw material supplies, the Company intends to continue to work on obtaining more favorable terms and a sustainable supply of materials by strengthening our relationships with suppliers and by developing long term supply arrangements.

Selling and Marketing Expenses

Sales and marketing expenses primarily consist of transportation and courier costs, payroll and related benefits. During the three months ended March 31, 2012, sales and marketing expenses increased 0.82% to $89,522 from $88,791 during the three months ended March 31, 2011. The transportation cost amount was flat as a result of net effects of higher cost per unit and lower volume shipped during the three months ended March 31, 2012.

General and Administrative Expenses

General and administrative expenses primarily consist of management remuneration, depreciation and amortization, employee welfare costs, and legal and professional fees. During the three months ended March 31, 2012, general and administrative expenses increased 21.17% to $658,863 from $543,770 during the three months ended March 31, 2011. The increase was primarily due to higher professional expense and higher depreciation expense as a result of a significant number of transactions for the acquisition of machinery and equipment during the third quarter of 2011.

Other Income (Expenses)

Our interest income is generated by interest earned on deposits with banks and financial institutions.

We did not incur any interest expenses during the three months ended March 31, 2012 as we paid off our bank borrowings during the third quarter of 2011.

Exchange gain was $31,926 during the three months ended March 31, 2012, a decrease of $39,370 or 55.22%, from $71,296 during the same period of 2011. As most of our purchases are settled in US dollars or European Union euros, the less fluctuation of RMB against other currencies in the three months ended March 31, 2012 reduced the foreign currency exchange gain.

Income Taxes

Income tax expense was $787,836 during the three months ended March 31, 2012, a decrease of $176,252 or 18.28%, from $964,088 during the three months ended March 31, 2011. The decrease was a result of lower pretax income.

Net Income

During the three months ended March 31, 2012, our net income decreased 23.94% to $2,065,256 from $2,715,582 during the three months ended March 31, 2011. The decrease was primarily due to higher raw material cost, labor and overhead cost. Our selling prices were unable to keep up with the increase of production cost which caused our gross profit margin to decrease to 21.99% during the three months ended March 31, 2012 from 29.95% during the three months ended March 31, 2011.

In order to improve gross margin and net profit margin, we intend to focus on enhancing our manufacturing techniques and improving our labor efficiency. Additionally, we intend to continue to strengthen our relationships with our major suppliers to obtain more favorable terms, and we intend to enhance management control over general and administrative expenses.

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

Liquidity and Capital Resources

We generally finance our operations through operating profit and occasionally through short-term borrowings from banks and financial institutions. During the three months ended March 31, 2012, we did not have any outstanding bank borrowings. We believe we have sufficient working capital for our operations.

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

The following table sets forth the summary of our cash flows for the three months ended March 31, 2012 and 2011:

	Three Months ended March 31,
	2012	2011
Net cash (used in) provided by operating activities	$(2,570,172)	$148,787
Net cash used in investing activities	(12,727)	(3,877)
Net cash provided by (used in) financing activities	187,647	(1,277,363)
Effect of exchange rate changes on cash	84,558	145,353
Net decrease in cash and cash equivalents	(2,310,694)	(987,100)
Cash and cash equivalents at beginning of period	12,432,803	14,940,236
Cash and cash equivalents at end of period	$10,122,109	$13,953,136

Operating Activities

During the three months ended March 31, 2012, net cash used in operating activities was $2,570,172, as compared to net cash provided by operating activities of $148,787 in the same period of 2011.

The decrease of cash used in operating activities was primarily due to an increase in inventories of $2,372,226 during the three months ended March 31, 2012 as compared to a decrease of inventories of $824,368 during the same period of 2011. In addition, our net income was $2,065,256 during the three months ended March 31, 2012, which was approximately $650,000 lower than our net income during the same period of 2011.

Investing Activities

During the three months ended March 31, 2012, net cash used in investing activities was $12,727, as compared to $3,877 in the same period of 2011. The Company did not acquire any significant amounts of property and equipment during the three months ended March 31, 2012 and 2011. The Company expects to incur capital expenditures from to time to continue improve our production efficiency.

Financing Activities

During the three months ended March 31, 2012, cash provided by financing activities was $187,647 as compared to net cash used in financing activities of $1,277,363 in the same period of 2011. During the three months ended March 31, 2012, we received advances of $187,647 from a shareholder to pay our professional fees on behalf of the Company, as compared to $179,515 for the same period of 2011. During the three months ended March 31, 2011, we had net bank repayments of $2,154,892. As a result of this loan repayment, our bank released restricted cash of $698,014.

Working Capital

Our working capital as of March 31, 2012 and December 31, 2011 was $26,241,763 and $23,802,762, respectively. The increase of working capital in the amount of $2,439,001 was primarily due to higher accounts receivable as we continue to expand our credit sales to long term customers who have good credit history, an increase in inventories and a decrease in accounts payable.

Dividends

The Registrant is a holding company with no material operations. We conduct our operations primarily through Guanwei, our PRC operating subsidiary in China. As a result, our ability to pay dividends and to finance any debt we may incur depends upon dividends paid by Guanwei. If Guanwei or any newly formed subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us. In addition, Guanwei is permitted to pay dividends to us only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Under PRC laws and regulations, Guanwei is required to allocate at least 10% of its after-tax profits each year, if any, to PRC statutory reserves before distributing dividends until the balance of such fund has reached 50% of its registered capital. Guanwei with foreign investment is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund at the discretion of the board. Although the PRC statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of Guanwei, the reserve funds are not distributable as cash dividends except in the event of liquidation of Guanwei.

Foreign Cash

As of March 31, 2012 and December 31, 2011, the Company had cash deposits of $10,100,000 and $12,400,000, respectively, placed with several banks and a financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions.

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

Foreign Exchange

A majority of our net revenue and expenditures are denominated in the Renminbi. However, the price of raw materials that we buy from foreign suppliers is denominated in the U.S. dollar and the European Union euro. As a result, fluctuations in the exchange rate between the European Union euro or the U.S. dollar and the Renminbi will affect the cost of such raw materials to us and will affect our results of operations and financial condition.

Substantially all of our purchases for the three months ended March 31, 2012 were denominated in U.S. dollar. Accordingly we believe that any movement in the exchange rate between the European Union euro and the Renminbi will have insignificant impact on our operating income.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time.  The exchange rates at March 31, 2012 and December 31, 2011 were approximately 6.3122 and 6.3523 Renminbi to 1 U.S. dollar, respectively.  Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars.

We recognized a foreign currency translation gain of approximately $213,000 and $217,000 for the three month periods ended March 31, 2012 and 2011, respectively.  If the exchange rate were to increase by 10% to US$1=6.9434RMB at March 31, 2012, our foreign currency translation gain would potentially decrease by approximately $3,358,521 for the three months ended March 31, 2012. If the exchange rate were to decrease by 10% to US$1 = RMB5.6810 at March 31, 2012 our foreign currency translation gain would potentially increase by approximately $4,104,692 for the three months ended March 31, 2012.

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

Item 4.                     Controls and Procedures.

Material weakness previously disclosed

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011, we identified one material weakness in the design and operation of our internal controls. The material weakness is related to the the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP. The Company is considering hiring additional personnel with sufficient knowledge and experience in U.S. GAAP, and engaging a professional consultancy firm to provide ongoing training course in U.S. GAAP to accounting personnel. As the newly implemented remediation initiatives have not been implemented yet, we will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weakness is remediated.

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

Changes in Internal Control Over Financial Reporting.

During the three months ended March 31, 2012, there were no changes in our internal control over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                     Defaults Upon Senior Securities.

None.

Item 4.                     Mine Safety Disclosure.

None.

Item 5.                     Other Information.

None

Item  6.                    Exhibits

(a)	Financial Statements

Our financial statements as set forth in the Index to Financial Statements included as Item 1 hereto are hereby incorporated by reference.

(b)	Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION

2.1	Share Exchange Agreement, by and between the Registrant, Chenxin and Fresh Generation, dated November 5, 2009	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

2.2	Plan of Merger, adopted by the Registrant’s Board on December 4, 2009	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2009

3.1	Articles of Incorporation of the Registrant, dated December 13, 2006	Filed herewith

3.2	Bylaws of the Registrant	Filed herewith

3.3	Certificate of Amendment to Articles of Incorporation of the Registrant, dated January 28, 2008	Filed herewith

3.4	Articles of Merger, filed with the Secretary of State of the State of Nevada on December 16, 2009	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2009

3.5	Certificate of Incorporation of Chenxin	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

3.6	Memorandum and Articles of Association of Chenxin	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

3.7	Articles of Association of Guanwei	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

3.8	Enterprise Business License of Guanwei, dated December 27, 2007	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

3.9	Enterprise Business License of Guanwei, dated December 23, 2008	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

9.1	Declaration of Trust, between Yu Banks Po Fung and Chen Min, dated November 28, 2009	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2011

10.1	Share Exchange Agreement and Stock Purchase between the Registrant and MD Mortgage Corp., dated January 15, 2007	Filed herewith

10.2	Asset Transfer Agreement, between Fuqing State-Owned Assets Management & Investment Corp. and Guanwei, dated January 11, 2006	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

10.3	Land Use Certificate, issued by the Ministry of State-Owned Land Resources of the People’s Republic of China to Guanwei, dated November 8, 2006	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

10.4	Audit Report and Certificate, issued by Umweltagentur Erftstadt to Guanwei	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2011.

10.5	Form of Employment Contract	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

10.6	Stock Purchase Agreement, between the Registrant and Marshall Davis, dated November 5, 2009	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

10.7	Indemnity Agreement by and between Chenxin, Fresh Generation, and Marshall Davis, dated November 5, 2009	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

10.8	Maximum Amount Loan with Pledge Contract, dated January 17, 2008 between Guanwei and Fuqing Rural Credit Cooperative Union	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

10.9	Guanwei Recycling Corp. 2010 Omnibus Long-Term Incentive Plan	Incorporated by reference to the Definitive Schedule 14A, filed on October 15, 2010

10.10	Agreement with Fuqing Huanli Plastics Co., Ltd., dated November 1, 2008	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2011.

10.11	Oral Agreement with Chenxin International Limited, dated 2009	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A, filed on December 27, 2011

14.1	Code of Business Conduct and Ethics	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2009

16.1	Letter from Webb & Company, PA, dated December 16, 2009	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2009

16.1	Letter from BDO, dated February 7, 2012	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on February 8, 2012

21.1	List of Subsidiaries of the Registrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith

32.1	Section 1350 Certification (CEO)	Furnished herewith

32.2	Section 1350 Certification (CFO)	Furnished herewith

101. INS	XBRL Instance Document	Filed herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Filed herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Filed herewith

101. LAB	XBRL Taxonomy Label Link base Document	Filed herewith

101. PRE	XBRL Extension Presentation Link base Document	Filed herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUANWEI RECYCLING CORP.

Date: May 15, 2012	By:	/s/ Min Chen
Min Chen
Chief Executive Officer, Chairman of the Board, President and Principal Executive Officer

Date: May 15, 2012	By:	/s/ Feng Yang
Feng Yang
Chief Financial Officer, Secretary, Treasurer and Principal Financial and Accounting Officer

- 25 -