Form 10-Q
period 2012-06-30
Guanwei Recycling Corp.
filed 2012-08-14
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

As of August 10, 2012, the registrant had 20,815,654 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$13,216,366	$12,432,803
Accounts receivable	5,433,397	4,475,386
Inventories	18,649,153	16,858,801
Refundable value added tax	1,887,436	1,221,531
Prepaid expenses and other current assets	179,523	882,818
Total current assets	39,365,875	35,871,339

Deposit for property, plant and equipment	645,120	-
Property, plant and equipment, net	7,976,748	8,151,012
Construction in progress	79,253	174,295
Land use right, net	670,688	673,762
Other assets	204,473	205,437
Total Assets	$48,942,157	$45,075,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,938,886	$8,741,822
Accrued expenses and other payables	625,938	714,072
Amount due to shareholder	323,582	1,468,167
Income tax payable	1,118,583	1,144,516
Total current liabilities	9,006,989	12,068,577
Commitments and contingencies
Shareholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized, 20,815,654 and 20,000,006 shares issued and outstanding, as of June 30, 2012 and December 31, 2011	20,816	20,000
Additional paid-in capital	2,757,379	1,290,028
PRC statutory reserves	805,483	805,483
Accumulated other comprehensive income	2,494,128	2,262,681
Retained earnings	33,857,362	28,629,076
Total shareholders’ equity	39,935,168	33,007,268

Total liabilities and shareholders’ equity	$48,942,157	$45,075,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net revenue	$18,694,938	$15,757,662	$34,866,428	$29,900,274
Cost of revenue	13,803,142	10,662,286	26,419,246	20,569,798
Gross profit	4,891,796	5,095,376	8,447,182	9,330,476

Operating expenses:
Selling and marketing	78,228	115,154	167,750	203,945
General and administrative	464,158	428,956	1,123,028	972,726
Total operating expenses	542,386	544,110	1,290,778	1,176,671

Income from operations	4,349,410	4,551,266	7,156,404	8,153,805

Other income (expenses)
Interest income	14,336	24,443	28,508	47,413
Interest expenses	-	(7,779)	-	(25,214)
Exchange (loss) gain	(61,606)	59,828	(29,680)	131,124
Miscellaneous	-	10,398	-	10,398
Total other income (expenses)	(47,270)	86,890	(1,172)	163,721

Income before income taxes	4,302,140	4,638,156	7,155,232	8,317,526

Income taxes	1,139,110	1,184,796	1,926,946	2,148,884

Net income	3,163,030	3,453,360	5,228,286	6,168,642

Other comprehensive income – foreign currency translation adjustments	18,029	326,346	231,447	543,528

Comprehensive income	$3,181,059	$3,779,706	$5,459,733	$6,712,170

Earnings per share attributable to shareholders of
Guanwei Recycling Corp. – basic and diluted	$0.15	$0.17	$0.26	$0.31

Weighted average number of common share outstanding
– basic and diluted	20,708,096	20,000,006	20,354,051	20,000,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities
Net income	$5,228,286	$6,168,642

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation of property, plant and equipment	401,947	261,623
Amortization of land use rights	7,717	7,428

Changes in operating assets and liabilities:
Accounts receivable	(928,136)	(2,802,418)
Inventories	(1,676,025)	1,687,698
Value added taxes refundable	(665,921)	413,734
Prepaid expenses and other current assets	742,871	28,254
Other assets	2,380	-
Accounts payable	(1,864,905)	(5,163,003)
Accrued expenses and other payables	(92,906)	(226,017)
Income tax payable	(33,839)	269,081
Net cash provided by operating activities	1,121,469	645,022

Cash flows from investing activities
Deposit for property, plant and equipment	(645,755)	-
Purchase of property, plant and equipment	(100,572)	(372,121)
Net cash used for investing activities	(746,327)	(372,121)

Cash flows from financing activities
Decrease in restricted cash	-	1,533,705
Advance from shareholder	323,582	232,365
Proceeds from short-term borrowings	-	766,800
Repayments of short-term borrowings	-	(3,759,262)
Net cash flows provided by (used for) financing activities	323,582	(1,226,392)

Effect of exchange rate change on cash	84,839	338,587

Net increase (decrease) in cash and cash equivalents	783,563	(614,904)

Cash and cash equivalents at the beginning of period	12,432,803	14,940,236
Cash and cash equivalents at the end of period	$13,216,366	$14,325,332

Supplemental disclosure of cash flow information
Interest paid	$-	$25,288
Income taxes paid	$1,960,785	$1,880,047

Non-cash financing activities
Issuance of common stock to repay debt to shareholder	$$1,468,167	$-

The accompanying notes form an integral part of these condensed consolidated financial statements

GUANWEI RECYCLING CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	Nature of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Guanwei Recycling Corp. (the “Registrant”) operates through its wholly-owned subsidiary, Hongkong Chenxin International Development Limited (“Chenxin”), a company incorporated in Hong Kong, and Chenxin’s wholly-owned subsidiary, Fuqing Guanwei Plastic Industry Co., Limited, a company incorporated in Fuzhou City, Fujian Province, in the People’s Republic of China (“PRC”) on April 9, 2005 as a wholly domestic-owned enterprise with an operating period up to April 8, 2055 (“Guanwei”, and together with the Registrant and Chenxin, hereafter referred to as the “Company”). The Company is organized as a single business segment and is principally engaged in the manufacturing and distribution of low density polyethylene (“LDPE”) and the sales of scrap materials, including plastic.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for annual financial statements are not included herein. In management’s opinion, these unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2012, results of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011.  The financial information as of December 31, 2011 is derived from our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in such Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of June 30, 2012 and December 31, 2011 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting translation gain adjustments are recorded as other comprehensive income in the condensed consolidated statements of income and comprehensive income and as a separate component of equity in the condensed consolidated balance sheets.

(d)	Inventories

Inventories are stated at the lower of cost, on the first-in first-out method, or market value. Costs include purchase and related costs incurred in bringing each product to its present location and condition. Market value is calculated based on the estimated normal selling price, less further costs expected to be incurred for disposal. Provision is made for obsolete, slow moving or defective items, where appropriate. There was no inventory reserve at June 30, 2012 and December 31, 2011.

(e)	Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable, such as change of business plan, obsolescence, and continuous losses suffered. The Company assesses recoverability of assets by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. In determining estimates of future cash flows, the Company has to exercise significant judgment in terms of projection of future cash flows and assumptions. If the estimated undiscounted cash flows are less than the carrying amount then we perform the second step of the analysis and compare the fair value to the carrying amount. Fair value is determined using various approaches, including discounted future cash flows, independent appraisals or other relevant methods. If the carrying amount of the asset exceeds its fair value, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. The fair value of the asset then becomes the asset’s new carrying value, which the Company depreciates or amortizes over the remaining estimate useful life of the asset where appropriate. The Company may incur impairment losses in future periods if factors influencing its estimates change. Historically, the Company has not had an impairment charge on its long-lived assets.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not have any such uncertain tax positions as of June 30, 2012 and December 31, 2011.

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

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2012 and December 31, 2011, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

(i)	Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. Such reclassification included classifying the decrease of restricted cash of $1,533,705 as financing activities from investing activities in the condensed consolidated statements of cash flow.

2	Inventories

A summary of inventories is as follows:

	June 30,	December 31,
	2012	2011

Raw materials	$17,043,340	$15,962,299
Work-in-process	180,301	157,581
Finished goods	1,425,512	738,921
	$18,649,153	$16,858,801

3	Property, Plant and Equipment

A summary of property, plant and equipment is as follows:

	June 30,	December 31,
	2012	2011

Building	$6,693,301	$6,647,571
Leasehold improvement	844,344	838,576
Plant and machinery	3,096,248	2,914,418
Furniture, fixtures and office equipment	109,204	99,088
Motor vehicles	42,721	42,429
	10,785,818	10,542,082
Less: Accumulated depreciation and amortization	(2,809,070)	(2,391,070)
	$7,976,748	$8,151,012

Depreciation expense amounted to $200,505 and $131,771 for the three months ended June 30, 2012 and 2011, respectively, and $401,947 and $261,623 for the six months ended June 30, 2012 and 2011, respectively.

4	Construction in Progress

As of June 30, 2012 and December 31, 2011, construction in progress amounted to $79,253 consisting of construction costs related to additional storage space for raw material inventories and $174,295 consisting of improvement costs related to an electrical wiring upgrade in the factory building, respectively.

5	Accrued Expense and Other Payables

A summary of accrued expenses and other payable is as follows:

	June 30,	December 31,
	2012	2011

Accrued payroll	$289,331	$296,000
Accrued expenses	336,607	418,072
	$625,938	$714,072

6	Income taxes

The Company has not recorded a provision for U.S. federal income tax for the three and six months ended June 30, 2012 and 2011 because substantially all of the Company’s operations are conducted in the PRC. The Company conducts substantially all of its business in the PRC and it is subject to PRC income taxes at a 25% PRC statutory income tax rate for the three and six months ended June 30, 2012 and 2011. A reconciliation of the provision for income taxes with amounts determined by applying the PRC statutory income tax rate to income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Income before income taxes	$4,302,140	$4,638,156	$7,155,232	$8,317,526
Computed tax at PRC statutory rate of 25%	1,075,535	1,159,539	1,788,808	2,079,382
Non-deductible items	19,778	18,575	77,188	63,287
Others	43,797	6,682	60,950	6,215
	$1,139,110	$1,184,796	$1,926,946	$2,148,884

7	Stockholders’ Equity

In April 2012, the Company issued 815,648 shares of its common stock to pay off an amount due to a shareholder of $1,468,167.  As a result of this transaction, common stock was increased by $816 and additional paid in capital was increased by $1,467,351 during the three months ended June 30, 2012.  See Note 12.

8	PRC Reserves

Statutory Surplus Reserve Fund

Pursuant to applicable PRC laws and regulations, Guanwei is required to allocate at least 10% of its net income to the statutory surplus reserve fund until such funds reaches 50% of the subsidiary’s registered capital. The statutory surplus reserve fund can be utilized upon the approval by the relevant authorities, to offset accumulated losses or to increase registered capital, provided that such fund be maintained at a minimum of 25% of the registered capital. As Guanwei’s statutory surplus reserve fund had already reached 50% of its registered capital, there were no appropriations to the statutory surplus reserve fund during the three and six months ended June 30, 2012 and 2011.

Statutory Public Welfare Fund

Pursuant to PRC laws and regulations as applicable to PRC domestic-owned enterprises, Guanwei, the Company’s subsidiary in the PRC, is required to allocate a certain amount of its net income to the statutory public welfare fund determined by its board of directors (the “Board”). Guanwei ceased to allocate such funds since it became a foreign-owned enterprise in December 2008. The staff welfare fund can only be used to provide staff welfare facilities and other collective benefits to the employees. This fund is non-distributable other than upon liquidation of Guanwei. During the three and six months ended June 30, 2012 and 2011, the board of directors of Guanwei determined no appropriations to the statutory public welfare fund.

9	Distribution of Profits

The Company is a holding company incorporated in the United States and its cash flow depends on dividends from Guanwei. In order for the Company to distribute any dividends to its shareholders, the Company will rely on dividends distributed by Guanwei. PRC regulations currently permit payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Under current PRC laws and regulations, Guanwei is required, where applicable, to allocate a portion of its net profit to PRC statutory reserves before distributing dividends, including at least 10% of its net profit to PRC statutory reserves until the balance of such fund has reached 50% of its registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Further, if our PRC operating company incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. The Company’s restricted net assets as of June 30, 2012 were approximately $2,045,000.

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

As stipulated by the rules and regulations in the PRC, Guanwei, the Company’s subsidiary in the PRC, contributes to national retirement plans for its employees in the PRC. The subsidiary contributes approximately 20% of the base salaries of its employees, and has no further obligations for the actual payment of pension or post-retirement benefits beyond the annual contributions. The state-sponsored retirement plans are responsible for the entire pension obligations payable to retired employees. Contributions to pension plan are recognized in general and administrative expenses on the condensed consolidated statements of income and comprehensive income.

The aggregate contributions of the Company to the pension plan were approximately $89,000 and $34,000 for the three months ended June 30, 2012 and 2011, respectively, and $134,000 and $67,000 for the six months ended June 30, 2012 and 2011, respectively.

11	Risk, Uncertainties and Concentration

(i)	Nature of Operations

All of the Company’s operations are conducted in the PRC and are subject to various political, economic and other risks and uncertainties inherent in this country. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

(ii)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.

As of June 30, 2012 and December 31, 2011, the Company had cash deposits of approximately $13.2 million and $12.4 million, respectively, placed with several banks and a financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in accounts with banks and financial institutions.

(iii)	Concentration of Suppliers, Customers

During the three months ended June 30, 2012 and 2011, there were three and five suppliers, respectively, who each accounted for 10% or more of our total purchases, and who in the aggregate account for 79% and 75% of our total purchases, respectively.  During the six months ended June 30, 2012 and 2011, there were four and five suppliers, respectively, who each accounted for 10% or more of our total purchases, and who in the aggregate account for 86% and 74% of our total purchases, respectively.

No one customer was responsible for more than 10% of the Company’s revenue in the three and six months ended June 30, 2012 and 2011.

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

Chenxin International Limited, a Hong Kong company and shareholder of the Registrant which is controlled by Mr. Rui Wang (“Mr. Wang”), a director of the Company, has an oral arrangement with the Company pursuant to which Chenxin International Limited has paid accrued expenses of $135,935 and $52,850, for the three months ended June 30, 2012 and 2011, respectively, and $323,582 and 232,365, for the six months ended June 30, 2012 and 2011, respectively, on behalf of the Registrant.  These amounts were related to legal and professional fees which are not payable in Chinese RMB (audit and audit-related expenses, legal fees, fees payable to the Company's transfer agent and EDGAR agent, and fees paid to NASDAQ and the SEC relating to the Company's listing) and were reflected on the Company’s consolidated balance sheets as outstanding amounts due to a shareholder as of June 30, 2012 and December 31, 2011. This arrangement is not reflected in any written agreement and is typical of PRC business practices in the region where the Company is located.

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

On April 20, 2012, the Company entered into an Indebtedness Conversion Agreement with Chenxin, pursuant to which the Company shall issue 815,648 shares of the Company’s common stock to Chenxin at $1.80 per share in consideration for the conversion by Chenxin of certain advances equal to $1,468,167, which represented the outstanding balance due to Chenxin as of December 31, 2011.

As of June 30, 2012 and December 31, 2011, the amount related to legal and professional fees paid by Chenxin on behalf of the Registrant were $323,582 and $1,468,167, respectively.

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

Corporate Background

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

Guanwei operates its business in compliance with the highest environmental standards in order to meet the stringent requirements of both German and Chinese authorities. In fact, on June 18, 2009, Umweltagentur Erftstadt, a provider of certification services, issued its audit report on the compliance of Guanwei's operations with German regulations regarding pollution and environmental controls. Based upon its audit, Umweltagentur Erftstadt determined that Guanwei should be issued a certificate as to such compliance. Holding such a Compliance Certificate permits a plastics recycler to purchase plastic waste directly from German suppliers.

The Company’s corporate offices are located at Rong Qiao Economic Zone, Fuqing City, Fujian Province, People’s Republic of China, 350301.

Current Business and Recent Developments

Our revenues are derived from the sale of recycled LDPE and non-LDPE waste materials. We manufacture recycled LDPE from plastic waste and occasionally purchase recycled LDPE from other manufacturers for resale when market conditions justify us doing so. The raw materials (i.e. plastic waste) we use in our operations generally contain approximately 9% of non-LDPE plastic waste, such as polyethylene terephthalate, polypropylene, or acrylonitrile butadiene styrene. We sort and classify this non-LDPE material and sell it to other recycled plastic manufacturers that use these products.

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

In 2012, we made deposits for additional factory equipment to handle increasing demand of our products.  In addition, we are building additional storage space for our finished goods  which will allow us to better manage our production cycle to meet our customers’ orders..

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

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carry-forwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of June 30, 2012, the Company had undistributed profits of approximately $33,483,000 that are subject to withholding tax when distributed. Since the Company intends to reinvest these undistributed profits to further expand its businesses and does not intend to declare dividends, the Company has not recorded a withholding tax in relation to these undistributed profits. Should the Company’s distribute all of these profits, the aggregate withholding tax would amount to approximately $3,348,000 based on the current tax rate of 10% of the undistributed earnings prepared under accounting principles generally accepted in the PRC (“PRC GAAP”) after 2007.

The Company had no material uncertain tax positions as of June 30, 2012 or unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters as an income tax expense. As of June 30, 2012, there were no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

We estimate the net realizable value for finished goods and work-in-progress based primarily upon the latest invoice prices and current market conditions. If the market value of an inventory drops below its carrying value, we record a write-off to cost of sales for the difference between the carrying cost and the market value. We carry out an inventory review at each quarter-end. During the three and six months ended June 30, 2012, the Company had no inventory write downs.

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

Results of Operations for the Three Months Ended June 30, 2012 Compared To the Three Months Ended June 30, 2011

The following table sets forth a summary of certain key components of our results of operations for the periods indicated:

	For the Three Months Ended June 30,		Change in
	2012	2011	%

Net revenue	$18,694,938	$15,757,662	18.64%
Cost of revenue	13,803,142	10,662,286	29.46%
Gross profit	4,891,796	5,095,376	(4.00)%
Selling and marketing expenses	78,228	115,154	(32.07)%
General and administrative expenses	464,158	428,956	8.21%
Interest income	14,336	24,443	(41.35)%
Interest expense	-	(7,779)	(100.00)%
Exchange (loss) gain	(61,606)	59,828	(202.97)%
Miscellaneous	-	10,398	(100.00)%
Income taxes	1,139,110	1,184,796	(3.86)%
Net income	3,163,030	3,453,360	(8.41)%

Net Revenue

The following table sets forth a summary of our net revenue by categories for the periods indicated:

	For the Three Months Ended June 30,		Change in
	2012	2011	%

Sales of recycled LDPE	$16,410,448	$15,397,409	6.58%
Sales of non- LDPE materials	511,361	360,253	41.94%
Resale of raw materials	1,773,129	-	-
	$18,694,938	$15,757,662	18.64%

Revenue generated during the three months ended June 30, 2012 from the sale of manufactured recycled LDPE was $16,410,448 as compared to $15,397,409 for the same period of 2011, which represents an increase of $1,013,039 or 6.58%. The increase was due to the combined effects of a slight increase of our selling price and an increase of our sales volume of manufactured recycled LDPE. The average selling price of recycled LDPE increased 3.41% to approximately $1,212 per ton from approximately $1,172 per ton in the same period in 2011. The Company sold 13,538 tons of manufactured recycled LDPE in the three months ended June 30, 2012, representing an increase of 3.06% from the 13,136 tons sold in the corresponding period of 2011.   This represents a sequential increase of 1,938 tons from the three months ended March 31, 2012.  We had a relatively weak first quarter of 2012.  The Chinese Spring Festival this year fell in the third week of January 2012, which was 2 to 3 weeks earlier than usual.  Consequently many of our customers ordered our products in the fourth quarter of 2011 ahead of the long holidays which resulted in a relatively weak first quarter of 2012. We expect the average selling price of our recycled LDPE and demand of our recycled LDPE to continue to increase at a moderate rate in the remaining 2012 based on our current forecast.

Revenue generated from the sales of sorted non-LDPE material increased $151,108, or 41.94%, to $511,361 in the three months ended June 30, 2012 from $360,253 in the same period of 2011. This increase was mainly due to an increase in the average selling price during the period. Guanwei sold 1,804 tons of sorted non-LDPE material in the three months ended June 30, 2012, representing a decrease of 0.72% from 1,817 tons sold in the same period of 2011. The average selling price of sorted non-LDPE material increased 43.94% to approximately $285 in the three months ended June 30, 2012 from approximately $198 per ton in the same period in 2011.

Due to limited space availability in our storage facility, we sold certain raw materials in the amount of $1,773,129 during the three months ended June 30, 2012. We did not sell any raw materials during the same period of 2011.

Our revenue may be affected by import quotas imposed by the PRC’s Ministry of Environmental Protection. On July 11, 2011, Guanwei received official government approval for the expansion of its quota for imported plastic waste. Pursuant to the approval, the Guanwei’s import quota increased from 24,000 tons to 64,000 tons in 2011. In January 2012, we received government approval to further increase our quota to 80,000 tons for the year of 2012. Guanwei entered into an agreement, dated November 1, 2008, pursuant to which Guanwei has been permitted to use, at no cost, the 35,000 tons per year import quota granted to Fuqing Huan Li Plastics Company Limited (“Huan Li”) for a term of 10 years. Mr. Chen Min, our Chief Executive Officer and Chairman of the Board, is also the Chief Executive Officer, Chairman of the Board and legal representative of Huan Li. There can be no guarantee that Huan Li’s import quota will be available to us after the expiration of the agreement. If we are unable to use Huan Li’s import quota or obtain the grant of an import quota from the Ministry of Environment Protection, our revenue and results of operations would be materially adversely affected. Please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K  for the year ended December  31, 2011 for further information and other factors that may affect our revenue. Together with the import quota of 35,000 tons contracted from Huan Li, the Company had a total import quota of 115,000 tons for the year of 2012.

Other than as disclosed elsewhere in this Quarterly Report, we are unaware of any trends or uncertainties which have or which we reasonably expect to have a material impact on net sales or revenues from continued operations.

Cost of Revenue

	Three Months Ended June 30,		Three Months Ended June 30,
	2012		2011
	in $	% of Net Revenue	in $	% of Net Revenue	Change in %

Cost of manufactured recycled LDPE and sorted non-LDPE materials	$12,126,821	71.66%	$10,662,286	67.66%	13.74%
Cost of resale of raw material	1,676,321	94.54%	-	-	-
	$13,803,142	73.83%	$10,662,286	67.66%	29.46%

Our cost of revenue consists of the costs of plastic waste raw materials for production, labor costs and overhead related to production.

During the three months ended June 30, 2012 and 2011, our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material was $12,126,821 and $10,662,286, respectively, representing 71.66% and 67.66%, respectively, of net revenue from sales of manufactured recycled LDPE and sorted non-LDPE materials. The increase in the percentage of cost to net revenue during the period was primarily due to the fact that the increase in the cost of plastic waste raw materials was greater than the increase in average selling prices.  In addition, our labor and overhead cost continued to increase and we have not been able to increase our selling prices at the same rates as those of manufacturing cost.

Because our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material consists primarily of the purchase price of imported plastic waste for production, we have limited influence on such costs. The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions. Due to the sustained strong demand for LDPE product, the per-ton raw material cost of recycled LDPE and sorted non-LDPE material increased 2.83% to $690 per ton during the three months ended June 30, 2012 from $671 per ton during the same period of 2011. We expect the average raw material cost be stabilized for the remaining 2012 based on our current communication with our major suppliers.

Our cost of revenue from resale of raw materials was $1,676,321, representing 94.54% of related net revenue. We only imposed a marginal markup for this type of sale to cover our administrative fees. We do not expect any substantial revenue amounts generated from the resale of raw material in the future.

In order to cut costs and increase profit margins, Guanwei focuses heavily on developing relationships with new suppliers and increasing the amount of high quality raw material purchased directly from European suppliers, as opposed to purchasing from a wholesaler. Guanwei intends to continue to work on developing such relationship and obtaining more favorable terms and discounts by strengthening our relationships with suppliers and placing more bulk orders.

Gross Profit

Gross profit during the three months ended June 30, 2012 and 2011 was $4,891,796 and $5,095,376, respectively.

Gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material during the three months ended June 30, 2012 decreased by $300,388, or 5.90%, to $4,794,988 from $5,095,376 for the same period of 2011. The decrease in gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material was primarily the result of increased cost of material, labor and overhead cost.  Our manufacturing cost increased at a higher rate than the increase of our selling price which continues to put pressure on our gross profit.  There has been shortage of production workers in the Southern China.  As a result, the wages and welfare costs of our employees continue to climb at a rapid rate in order for us to attract new workers and maintain our current work force.

The gross profit margin of manufactured recycled LDPE and sorted non-LDPE decreased to 28.34% for the three months ended June 30, 2012 from 32.34% for the same period of 2011, a decrease of 12.37%. This decrease in gross profit margin was primarily attributable to the continuing increase of our material, labor and manufacturing costs.   Our raw material cost stabilized with a minor increase of 2.83% in the three months ended June 30, 2012 as compared to the same period of 2011.

Gross profit from the resale of raw materials was $96,808 for the three months ended June 30, 2012. Due to limited space availability in our storage facility, we sold certain raw materials with a small markup. We did not make sales of this nature during the same period of 2011.

The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions, and the import-related costs are mainly dependent on the delivery terms agreed with suppliers. In order to reduce costs and to secure availability of raw material, the Company intends to continue to work on obtaining more favorable terms and a sustainable supply of materials by strengthening its relationships with suppliers and by developing long term supply arrangements.  We also believe the prices of raw materials will stabilize for the remaining 2012 based on the negotiation results with our suppliers.

Selling and Marketing Expenses

Sales and marketing expenses primarily consist of transportation and courier costs, payroll and related benefits. During the three months ended June 30, 2012, sales and marketing expenses decreased $36,926, or 32.07% to $78,228 from $115,154 during the three months ended June 30, 2011. Our transportation costs decreased as a result of the net effect of lower gas prices which was partially offset by higher volume shipped during the three months ended June 30, 2012.

General and Administrative Expenses

General and administrative expenses primarily consist of management and administrative wages, depreciation and amortization, employee welfare costs, and legal and professional fees. During the three months ended June 30, 2012, general and administrative expenses increased $35,202 or 8.21% to $464,158 from $428,956 during the three months ended June 30, 2011. The increase was primarily due to moderate increases of professional fees and higher depreciation expense as a result of a significant number of transactions for the acquisition of machinery and equipment during the third quarter of 2011.

Other Income (Expenses)

Our interest income is generated by interest earned on deposits with banks and financial institutions.

We did not incur any interest expenses during the three months ended June 30, 2012 as we paid off our bank borrowings during the third quarter of 2011.

Exchange loss was $61,606 during the three months ended June 30, 2012, an increase of $121,434 or 202.97%, from an exchange gain of $59,828 during the same period of 2011. The RMB against the US dollars devaluated in the month of June 2012 which triggered an exchange loss on some of our payment settlements.  We expect the fluctuation of the exchange gain (loss) to continue as a result of the increased volatility on exchanges rates between the RMB and other currencies.

Income Taxes

Income tax expense decreased $45,686 or 3.86% to $1,139,110 during the three months ended June 30, 2012 from $1,184,796 during the three months ended June 30, 2011. The decrease was a result of lower pretax income.

Net Income

During the three months ended June 30, 2012, our net income decreased $290,330 or 8.41% to $3,163,030 from $3,453,360 during the three months ended June 30, 2011. The decrease was primarily due to higher raw material, labor and overhead costs. Our selling prices were unable to keep up with the increase of manufacturing cost which caused our gross profit margin to decrease to 26.17% during the three months ended June 30, 2012 from 32.34% during the three months ended June 30, 2011.

We had certain transactions related to the resale of raw materials during the three months ended June 30, 2012.  Such transactions did not involve our manufacturing process and the gross margin for such sales was 5.46% for the three months ended June 30, 2012.  We did not enter into such transactions in the same period of 2011.  In order to improve gross margin and net profit margin, we intend to focus on enhancing our manufacturing techniques and improving our labor efficiency. Additionally, we intend to continue to strengthen our relationships with our major suppliers to obtain more favorable terms, and we intend to enhance management control over general and administrative expenses.

Results of Operations for the Six Months Ended June 30, 2012 Compared To the Six Months Ended June 30, 2011

The following table sets forth a summary of certain key components of our results of operations for the periods indicated:

	For the Six Months Ended June 30,		Change in
	2012	2011	%

Net revenue	$34,866,428	$29,900,274	16.61%
Cost of revenue	26,419,246	20,569,798	28.44%
Gross profit	8,447,182	9,330,476	(9.47)%
Selling and marketing expenses	167,750	203,945	(17.75)%
General and administrative expenses	1,123,028	972,726	15.45%
Interest income	28,508	47,413	(39.87)%
Interest expense	-	(25,214)	(100.00)%
Exchange (loss) gain	(29,680)	131,124	(122.64)%
Miscellaneous	-	10,398	(100.00)%
Income taxes	1,926,946	2,148,884	(10.33)%
Net income	5,228,286	6,168,642	(15.24)%

Net Revenue

The following table sets forth a summary of our net revenue by categories for the periods indicated:

	For the Six Months Ended June 30,		Change in
	2012	2011	%

Sales of recycled LDPE	$30,455,090	$29,324,778	3.85%
Sales of non- LDPE materials	949,128	575,496	64.92%
Resale of raw materials	3,462,210	-	-
	$34,866,428	$29,900,274	16.61%

Revenue generated during the six months ended June 30, 2012 from the sale of manufactured recycled LDPE was $30,455,090 as compared to $29,324,778 for the same period of 2011, which represents an increase of 3.85%. The increase was due to the combined effects of an increase of our selling price and a decrease of our sales volume of manufactured recycled LDPE. The average selling price of recycled LDPE increased 4.84% to approximately $1,212 per ton from approximately $1,156 per ton in the same period in 2011. The Company sold 25,138 tons of manufactured recycled LDPE in the six months ended June 30, 2012, representing a decrease of 0.91% from the 25,369 tons sold in the corresponding period of 2011.

Revenue generated from the sales of sorted non-LDPE material increased $373,632, or 64.92% to $949,128 in the six months ended June 30, 2012 from $575,496 in the same period of 2011. This increase was mainly due to an increase in both selling price and selling volume. Guanwei sold 3,021 tons of sorted non-LDPE material in the six months ended June 30, 2012, representing an increase of 14.74% from 2,633 tons sold in the same period of 2011. The average selling price of sorted non-LDPE material increased 43.84% to approximately $315 in the six months ended June 30, 2012 from approximately $219 per ton in the same period in 2011.

Due to limited space availability in our storage facility, we sold certain raw materials in the amount of $3,462,210 during the six months ended June 30, 2012. We did not sell any raw materials during the same period of 2011.

Other than as disclosed elsewhere in this Quarterly Report, we are unaware of any trends or uncertainties which have or which we reasonably expect to have a material impact on net sales or revenues from continued operations.

Cost of Revenue

	Six Months Ended June 30,		Six Months Ended June 30,
	2012		2011
	in $	% of Net Revenue	in$	% of Net Revenue	Change in %

Cost of manufactured recycled LDPE and sorted non-LDPE materials	$23,103,923	73.57%	$20,569,798	68.79%	12.32%
Cost of resale of raw material	3,315,323	95.76%	-	-	-
	$26,419,246	75.77%	$20,569,798	68.79%	28.44%

Our cost of revenue consists of the costs of plastic waste raw materials for production, labor costs and overhead related to production.

During the six months ended June 30, 2012 and 2011, our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material was $23,103,923 and $20,569,798, respectively, representing 73.57% and 68.79%, respectively, of net revenue from sales of manufactured recycled LDPE and sorted non-LDPE materials. The increase in the percentage of cost to net revenue during the period was primarily due to the fact that the increase in the cost of plastic waste raw materials was greater than the increase in average selling prices.  In addition, our labor and overhead cost continued to increase and we have not been able to increase our selling prices at the same rates as those of manufacturing cost.

Because our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material consists primarily of the purchase price of imported plastic waste for production, we have limited influence on such costs. The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions. Due to the sustained strong demand for LDPE product, the per-ton raw material cost of recycled LDPE and sorted non-LDPE material increased 10.81% to $722 per ton during the six months ended June 30, 2012 from $669 per ton during the same period of 2011.

Our cost of revenue from resale of raw materials was $3,315,323, representing 95.76% of related net revenue. We only impose a marginal markup for this type of sale to cover our administrative fees. We do not expect any substantial revenue amounts generated from the resale of raw material in the future.

In order to cut costs and increase profit margins, Guanwei focuses heavily on developing relationships with new suppliers and increasing the amount of high quality raw material purchased directly from European suppliers, as opposed to purchasing from a wholesaler. Guanwei intends to continue to work on developing such relationship and obtaining more favorable terms and discounts by strengthening our relationships with suppliers and placing more bulk orders.

Gross Profit

Gross profit during the six months ended June 30, 2012 and 2011 was $8,447,182 and $9,330,476, respectively.

Gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material during the six months ended June 30, 2012 decreased by $1,030,181 or 11.04% to $8,300,295 from $9,330,476 for the same period of 2011.  The decrease in gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material was primarily the result of increased costs of raw materials, labor and overhead.  There has been shortage of production workers in Southern China.  As a result, the wages and welfare costs of our employees continue to climb at a rapid rate in order for us to attract new workers and maintain our current work force.

The gross profit margin of manufactured recycled LDPE and sorted non-LDPE decreased to 26.43% for the six months ended June 30, 2012 from 31.21% for the same period of 2011, a decrease of 15.32%. This decrease in gross profit margin was primarily attributable to the continuing increased costs of raw material s, labor and overhead.   Our raw material cost increased by 8.01% while the selling price of our recycled LDPE products only increased by 4.84% during the six months ended June 30, 2012 as compared to the same period of 2011.

Gross profit from the resale of raw materials was $146,887 for the six months ended June 30, 2012. Due to limited space availability in our storage facility, we sold certain raw materials with a small markup. We did not make sales of this nature during the same period of 2011.

The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions, and the import-related costs are mainly dependent on the delivery terms agreed with suppliers. In order to reduce costs and to secure availability of raw material supplies, the Company intends to continue to work on obtaining more favorable terms and a sustainable supply of materials by strengthening our relationships with suppliers and by developing long term supply arrangements.  We believe the prices of raw materials will stabilize for the remainder of 2012 based on the negotiation with our suppliers.

Selling and Marketing Expenses

Sales and marketing expenses primarily consist of transportation and courier costs, payroll and related benefits. During the six months ended June 30, 2012, sales and marketing expenses decreased $36,195 or 17.75% to $167,750 from $203,945 during the six months ended June 30, 2011. Our transportation costs decreased as a result of the net effect of lower gas prices which was partially offset by a decrease in the quantity sold.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll for the management and administrative employees, depreciation and amortization, employee welfare costs, and legal and professional fees. During the six months ended June 30, 2012, general and administrative expenses increased $150,302 or 15.45% to $1,123,028 from $972,726 during the six months ended June 30, 2011. The increase was primarily due to higher professional expense and higher depreciation expense as a result of a significant number of transactions for the acquisition of machinery and equipment during the third quarter of 2011.

Other Income (Expenses)

Our interest income is generated by interest earned on deposits with banks and financial institutions.

We did not incur any interest expenses during the six months ended June 30, 2012 as we paid off our bank borrowings during the third quarter of 2011.

Exchange loss was $29,680 during the six months ended June 30, 2012, an increase of $160,804 or 122.64%, from an exchange gain of $131,124 during the same period of 2011. The RMB against the US dollar devalued in the month of June 2012 which triggered an exchange loss on some of our payment settlements.  We expect the fluctuation of the exchange gain (loss) to continue as a result of the increased volatility on exchanges rates between the RMB and other currencies.

Income Taxes

Income tax expense decreased $221,938 or 10.33%, to $1,926,946 during the six months ended June 30, 2012 from $2,148,884 during the six months ended June 30, 2011. The decrease was a result of lower pretax income.

Net Income

During the six months ended June 30, 2012, our net income decreased $940,356 or 15.24% to $5,228,286 from $6,168,642 during the six months ended June 30, 2011. The decrease was primarily due to higher raw material, labor and overhead costs. Our selling prices were unable to keep up with the increase of manufacturing cost which caused our gross profit margin to decrease to 24.23% during the six months ended June 30, 2012 from 31.21% during the six months ended June 30, 2011.  We had certain transactions related to resale of raw materials during the six months ended June 30, 2012.  Such transactions did not involve our manufacturing process and the gross margin for such sales was 4.24% for the six months ended June 30, 2012.  We did not enter into such transactions in the same period of 2011.  In order to improve gross margin and net profit margin, we intend to focus on enhancing our manufacturing techniques and improving our labor efficiency. Additionally, we intend to continue to strengthen our relationships with our major suppliers to obtain more favorable terms, and we intend to enhance management control over general and administrative expenses.

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

Liquidity and Capital Resources

We generally finance our operations through operating profit and occasionally through short-term borrowings from banks and financial institutions. During the six months ended June 30, 2012, we did not have any outstanding bank borrowings. We believe we have sufficient working capital for our operations.

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

The following table sets forth the summary of our cash flows for the three months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011

Net cash provided by operating activities	$1,121,469	$645,022
Net cash used in investing activities	(746,327)	(372,121)
Net cash provided by (used in) financing activities	323,582	(1,226,392)
Effect of exchange rate changes on cash	84,839	338,587
Net increase (decrease) in cash and cash equivalents	783,563	(614,904)
Cash and cash equivalents at beginning of period	12,432,803	14,940,236
Cash and cash equivalents at end of period	$13,216,366	$14,325,332

Operating Activities

During the six months ended June 30, 2012, net cash provided by operating activities was $1,121,469 as compared to $645,022 in the same period of 2011.  This  increase of cash provided by operating activities was primarily due to the decrease of net income from $6,168,642 for the six months ended June 30, 2011 to $5,228,286 for the six months ended June 30, 2012.   The effects of increases of inventories in the amount of $1,676,025 and decrease of accounts payable in the amount of $1,864,906 for the six months ended June 30, 2012 were offset by the decrease of inventories in the amount of $1,687,698 and decrease of accounts payable of $5,163,003 for the six months ended June 30, 2011.  Our inventory and account payable balances fluctuate from time to time depending on the timing of the receipts of raw materials from Europe and the timing of remitting payments.

Investing Activities

During the six months ended June 30, 2012, net cash used in investing activities was $746,327, as compared to $372,121 in the same period of 2011. The Company acquires property and equipment from time to time to improve our production capacity and efficiency.  During the six months ended June 30, 2012, we were in the process of building an additional storage area for raw material inventories in order to plan for future expansion, and made a deposit for additional machinery and equipment which we expect to be placed in service in the third quarter of 2012. The Company expects to incur capital expenditures from to time to continue improve our production efficiency.

Financing Activities

During the six months ended June 30, 2012, cash provided by financing activities was $323,582 as compared to net cash used in financing activities of $1,226,392 in the same period of 2011. During the six months ended June 30, 2012, we received advances of $323,582 from a shareholder to pay our professional fees on behalf of the Company, as compared to $232,365 for the same period of 2011. In addition, we had net repayments of $2,992,462 for our outstanding bank loan during the six months ended June 30, 2011.   As a result of the bank repayments, the restricted cash in the amount of $1,533,705 was released during the six months ended June 30, 2011.

Working Capital

Our working capital as of June 30, 2012 and December 31, 2011 was $30,358,886 and $23,802,762, respectively. The increase of working capital in the amount of $6,556,124 was primarily due to higher accounts receivable as we continue to expand our credit sales to long term customers who have good credit history, an increase in inventories, an increase of cash as a result of net profit period after period, and a decrease in accounts payable.

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

Foreign Cash

As of June 30, 2012 and December 31, 2011, the Company had cash deposits of approximately $13,200,000 and $12,400,000, respectively, placed with several banks and a financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions.

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

Substantially all of our purchases for the three months ended June 30, 2012 were denominated in U.S. dollars. Accordingly we believe that any movement in the exchange rate between the European Union euro and the Renminbi will have insignificant impact on our operating income.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time. The exchange rates at June 30, 2012 and December 31, 2011 were approximately 6.3089 and 6.3523 Renminbi to 1 U.S. dollar, respectively. Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars.

We recognized a foreign currency translation adjustments gain of approximately $231,000 and $544,000 for the six months ended June 30, 2012 and 2011, respectively. If the exchange rate were to increase by 10% to US$1=6.93979RMB at June 30, 2012, our foreign currency translation adjustments gain would potentially decrease by approximately $3,654,891 for the six months ended June 30, 2012. If the exchange rate were to decrease by 10% to US$1 = RMB5.67801 at June 30, 2012 our foreign currency translation gain would potentially increase by approximately $4,467,087 for the six months ended June 30, 2012.

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

Changes in Internal Control Over Financial Reporting.

During the three months ended June 30, 2012, there were no changes in our internal control over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None

Item 6. Exhibits

(a)	Financial Statements

Our financial statements as set forth in the Index to Financial Statements included as Item 1 hereto are hereby incorporated by reference.

(b)	Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION

2.1	Share Exchange Agreement, by and between the Registrant, Chenxin and Fresh Generation, dated November 5, 2009	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

2.2	Plan of Merger, adopted by the Registrant’s Board on December 4, 2009	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2009

3.1	Articles of Incorporation of the Registrant, dated December 13, 2006	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2012

3.2	Bylaws of the Registrant	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2012

3.3	Certificate of Amendment to Articles of Incorporation of the Registrant, dated January 28, 2008	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2012

3.4	Articles of Merger, filed with the Secretary of State of the State of Nevada on December 16, 2009	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2009

3.5	Certificate of Incorporation of Chenxin	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

3.6	Memorandum and Articles of Association of Chenxin	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

3.7	Articles of Association of Guanwei	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

3.8	Enterprise Business License of Guanwei, dated December 27, 2007	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

3.9	Enterprise Business License of Guanwei, dated December 23, 2008	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

9.1	Declaration of Trust, between Yu Banks Po Fung and Chen Min, dated November 28, 2009	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2011

10.1	Share Exchange Agreement and Stock Purchase between the Registrant and MD Mortgage Corp., dated January 15, 2007	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2012

10.2	Asset Transfer Agreement, between Fuqing State-Owned Assets Management & Investment Corp. and Guanwei, dated January 11, 2006	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

10.3	Land Use Certificate, issued by the Ministry of State-Owned Land Resources of the People’s Republic of China to Guanwei, dated November 8, 2006	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

10.4	Audit Report and Certificate, issued by Umweltagentur Erftstadt to Guanwei	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2011.

10.5	Form of Employment Contract	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

10.6	Stock Purchase Agreement, between the Registrant and Marshall Davis, dated November 5, 2009	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

10.7	Indemnity Agreement by and between Chenxin, Fresh Generation, and Marshall Davis, dated November 5, 2009	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

10.8	Maximum Amount Loan with Pledge Contract, dated January 17, 2008 between Guanwei and Fuqing Rural Credit Cooperative Union	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

10.9	Guanwei Recycling Corp. 2010 Omnibus Long-Term Incentive Plan	Incorporated by reference to the Definitive Schedule 14A, filed on October 15, 2010

10.10	Agreement with Fuqing Huanli Plastics Co., Ltd., dated November 1, 2008	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2011

10.11	Oral Agreement with Chenxin International Limited, dated 2009	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A, filed on December 27, 2011

14.1	Code of Business Conduct and Ethics	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2009

16.1	Letter from Webb & Company, PA, dated December 16, 2009	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2009

16.1	Letter from BDO, dated February 7, 2012	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on February 8, 2012

21.1	List of Subsidiaries of the Registrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith

32.1	Section 1350 Certification (CEO)	Furnished herewith

32.2	Section 1350 Certification (CFO)	Furnished herewith

101. INS	XBRL Instance Document	Filed herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Filed herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Filed herewith

101. LAB	XBRL Taxonomy Label Link base Document	Filed herewith

101. PRE	XBRL Extension Presentation Link base Document	Filed herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUANWEI RECYCLING CORP.

Date: August 14, 2012	By:	/s/ Min Chen
Min Chen
Chief Executive Officer, Chairman of the Board, President and Principal Executive Officer

Date: August 14, 2012	By:	/s/ Feng Yang
Feng Yang
Chief Financial Officer, Secretary, Treasurer and Principal Financial and Accounting Officer