Form 10-Q/A
period 2012-06-30
Guanwei Recycling Corp.
filed 2012-08-17
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34962

GUANWEI RECYCLING CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0669936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10–Q/A to our Quarterly Report on Form 10–Q for the period ended June 30, 2012 originally filed with the Securities and Exchange Commission  (the “SEC”) on August 14, 2012 (the “Form 10–Q”), is to furnish Exhibit 101 to the Form 10–Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes for the period ended June 30, 2012 included in Part I of the Form 10-Q, in accordance with Rule 201 of Regulation S-T.  The Form 10-Q originally filed on August 14, 2012 incorrectly furnished the XBRL Interactive Data File for the financial statements and notes for the period ended March 31, 2012.

No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, and does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way, disclosures made in the original Form 10–Q.  Accordingly, this amendment should be read in conjunction with the original Form 10-Q filing.

Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION

2.1	Share Exchange Agreement, by and between the Registrant, Chenxin and Fresh Generation, dated November 5, 2009	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

2.2	Plan of Merger, adopted by the Registrant’s Board on December 4, 2009	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2009

3.1	Articles of Incorporation of the Registrant, dated December 13, 2006	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2012

3.2	Bylaws of the Registrant	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2012

3.3	Certificate of Amendment to Articles of Incorporation of the Registrant, dated January 28, 2008	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2012

3.4	Articles of Merger, filed with the Secretary of State of the State of Nevada on December 16, 2009	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2009

3.5	Certificate of Incorporation of Chenxin	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

3.6	Memorandum and Articles of Association of Chenxin	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

3.7	Articles of Association of Guanwei	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

3.8	Enterprise Business License of Guanwei, dated December 27, 2007	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

3.9	Enterprise Business License of Guanwei, dated December 23, 2008	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

9.1	Declaration of Trust, between Yu Banks Po Fung and Chen Min, dated November 28, 2009	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2011

10.1	Share Exchange Agreement and Stock Purchase between the Registrant and MD Mortgage Corp., dated January 15, 2007	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2012

10.2	Asset Transfer Agreement, between Fuqing State-Owned Assets Management & Investment Corp. and Guanwei, dated January 11, 2006	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

10.3	Land Use Certificate, issued by the Ministry of State-Owned Land Resources of the People’s Republic of China to Guanwei, dated November 8, 2006	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

10.4	Audit Report and Certificate, issued by Umweltagentur Erftstadt to Guanwei	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2011.

10.5	Form of Employment Contract	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

10.6	Stock Purchase Agreement, between the Registrant and Marshall Davis, dated November 5, 2009	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

10.7	Indemnity Agreement by and between Chenxin, Fresh Generation, and Marshall Davis, dated November 5, 2009	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

10.8	Maximum Amount Loan with Pledge Contract, dated January 17, 2008 between Guanwei and Fuqing Rural Credit Cooperative Union	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

10.9	Guanwei Recycling Corp. 2010 Omnibus Long-Term Incentive Plan	Incorporated by reference to the Definitive Schedule 14A, filed on October 15, 2010

10.10	Agreement with Fuqing Huanli Plastics Co., Ltd., dated November 1, 2008	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2011

10.11	Oral Agreement with Chenxin International Limited, dated 2009	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A, filed on December 27, 2011

14.1	Code of Business Conduct and Ethics	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2009

16.1	Letter from Webb & Company, PA, dated December 16, 2009	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2009

16.1	Letter from BDO, dated February 7, 2012	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on February 8, 2012

21.1	List of Subsidiaries of the Registrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on August 14, 2012

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on August 14, 2012

32.1	Section 1350 Certification (CEO)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on August 14, 2012

32.2	Section 1350 Certification (CFO)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on August 14, 2012

101. INS	XBRL Instance Document	Furnished herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Furnished herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Furnished herewith

101. LAB	XBRL Taxonomy Label Link base Document	Furnished herewith

101. PRE	XBRL Extension Presentation Link base Document	Furnished herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUANWEI RECYCLING CORP.

Date: August 17, 2012	By:	/s/ Min Chen
Min Chen
Chief Executive Officer, Chairman of the Board, President and Principal Executive Officer

Date: August 17, 2012	By:	/s/ Feng Yang
Feng Yang
Chief Financial Officer, Secretary, Treasurer and Principal Financial and Accounting Officer