Form 10-Q
period 2012-09-30
Guanwei Recycling Corp.
filed 2012-11-13
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 9, 2012, the registrant had 20,815,654 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$13,236,896	$12,432,803
Accounts receivable	6,085,964	4,475,386
Inventories	21,623,160	16,858,801
Value added tax refundable	1,800,894	1,221,531
Prepaid expenses and other current assets	151,348	882,818
Total current assets	42,898,262	35,871,339

Property, plant and equipment, net	10,208,768	8,151,012
Construction in progress	-	174,295
Land use right, net	665,768	673,762
Other assets	202,959	205,437
Total Assets	$53,975,757	$45,075,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,103,745	$8,741,822
Accrued expenses and other payables	812,679	714,072
Amount due to shareholder	383,118	1,468,167
Income tax payable	1,183,575	1,144,516
Total current liabilities	10,483,117	12,068,577
Commitments and contingencies
Shareholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized, 20,815,654 and 20,000,006 shares issued and outstanding, as of September 30, 2012 and December 31, 2011	20,816	20,000
Additional paid-in capital	2,757,379	1,290,028
PRC statutory reserves	805,483	805,483
Accumulated other comprehensive income	2,428,768	2,262,681
Retained earnings	37,480,194	28,629,076
Total shareholders’ equity	43,492,640	33,007,268

Total liabilities and shareholders’ equity	$53,975,757	$45,075,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net revenue	$17,905,974	$16,679,012	$52,772,402	$46,579,286
Cost of revenue	12,374,450	11,722,192	38,793,696	32,291,990
Gross profit	5,531,524	4,956,820	13,978,706	14,287,296

Operating expenses:
Selling and marketing	125,536	95,288	293,286	299,233
General and administrative	524,112	431,316	1,647,140	1,404,042
Total operating expenses	649,648	526,604	1,940,426	1,703,275

Income from operations	4,881,876	4,430,216	12,038,280	12,584,021

Other income (expenses)
Interest income	14,395	22,889	42,903	70,302
Interest expenses	-	(3,453)	-	(28,667)
Net foreign exchange (loss) gain	(92,074)	67,485	(121,754)	198,609
Miscellaneous	2,409	-	2,409	10,398
Total other (expenses) income	(75,270)	86,921	(76,442)	250,642

Income before income taxes	4,806,606	4,517,137	11,961,838	12,834,663

Income taxes	1,183,774	1,141,379	3,110,720	3,290,263

Net income	3,622,832	3,375,758	8,851,118	9,544,400

Other comprehensive (loss) income – foreign currency translation adjustments	(47,331)	527,199	166,087	1,070,727

Comprehensive income	$3,575,501	$3,902,957	$9,017,205	$10,615,127

Earnings per share attributable to shareholders of
Guanwei Recycling Corp. – basic and diluted	$0.17	$0.17	$0.43	$0.48

Weighted average number of common shares outstanding
– basic and diluted	20,815,654	20,000,006	20,509,042	20,000,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities
Net income	$8,851,118	$9,544,400

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation of property, plant and equipment	622,531	414,709
Amortization of land use rights	11,564	11,221
Loss on disposal of property, plant and equipment	1,046	46,719

Changes in operating assets and liabilities:
Accounts receivable	(1,589,634)	(3,423,053)
Inventories	(4,683,299)	117,494
Value added taxes refundable	(581,644)	1,146,372
Prepaid expenses and other current assets	770,237	(1,692,234)
Other assets	3,567	-
Accounts payable	(685,283)	(2,429,708)
Accrued expenses and other payables	15,870	(258,178)
Income tax payable	33,083	216,929
Net cash provided by operating activities	2,769,156	3,694,671

Cash flows from investing activities
Purchase of property, plant and equipment	(2,412,469)	(1,818,784)
Payments on construction in progress	-	(1,209,009)
Proceeds from disposal of property, plant and equipment	-	3,538
Net cash used in investing activities	(2,412,469)	(3,024,255)

Cash flows from financing activities
Decrease in restricted cash	-	2,322,945
Advance from shareholder	383,118	314,915
Proceeds from short-term borrowings	-	772,196
Repayments of short-term borrowings	-	(4,557,912)
Net cash flows provided by (used in) financing activities	383,118	(1,147,856)

Effect of exchange rate change on cash	64,288	618,199

Net increase in cash and cash equivalents	804,093	140,759

Cash and cash equivalents at the beginning of period	12,432,803	14,940,236
Cash and cash equivalents at the end of period	$13,236,896	$15,080,995

Supplemental disclosure of cash flow information
Interest paid	$-	$28,667
Income taxes paid	$3,077,637	$3,066,082
Non-cash investing and financing activities
Accrued expense related to purchases of property, plant and equipment	$79,258	-
Issuance of common stock to repay debt to shareholder	$1,468,167	$-

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	Nature of Business, Basis of Presentation, and Summary of Significant Accounting Policies

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for annual financial statements are not included herein. In management’s opinion, these unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2012, results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011.  The financial information as of December 31, 2011 is derived from our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in such Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

(a)	Basis of Consolidation

The unaudited condensed consolidated financial statements of the Company include the financial statements of the Registrant and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated on consolidation.

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

(c)	Foreign Currency Translation

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying unaudited condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the unaudited condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of September 30, 2012 and December 31, 2011 and the unaudited condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting translation gain (loss) adjustments are recorded as other comprehensive income (loss) in the unaudited condensed consolidated statements of income and comprehensive income and as a separate component of equity in the unaudited condensed consolidated balance sheets.

(d)	Inventories

Inventories are stated at the lower of cost, on the first-in first-out method, or market value. Costs include purchase and related costs incurred in bringing each product to its present location and condition. Market value is calculated based on the estimated normal selling price, less further costs expected to be incurred for disposal. Provision is made for obsolete, slow moving or defective items, where appropriate. There was no inventory reserve at September 30, 2012 and December 31, 2011.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not have any such uncertain tax positions as of September 30, 2012 and December 31, 2011.

(h)	Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2012 and December 31, 2011, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

(i)	Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. Such reclassification included classifying the decrease of restricted cash of $2,322,945 as financing activities from investing activities in the unaudited condensed consolidated statements of cash flow.

2	Inventories

A summary of inventories is as follows:

	September 30,	December 31,
	2012	2011

Raw materials	$19,665,562	$15,962,299
Work-in-process	237,617	157,581
Finished goods	1,719,981	738,921
	$21,623,160	$16,858,801

3	Property, Plant and Equipment

A summary of property, plant and equipment is as follows:

	September 30,	December 31,
	2012	2011

Building	$7,404,236	$6,647,571
Leasehold improvement	994,698	838,576
Machinery and equipment	4,673,828	2,914,418
Furniture, fixtures and office equipment	109,961	99,088
Motor vehicles	41,811	42,429
	13,224,534	10,542,082
Less: Accumulated depreciation and amortization	(3,015,766)	(2,391,070)
	$10,208,768	$8,151,012

Depreciation expense amounted to $220,584 and $153,086 for the three months ended September 30, 2012 and 2011, respectively, and $622,531 and $414,709 for the nine months ended September 30, 2012 and 2011, respectively.

4	Construction in Progress

As of December 31, 2011, construction in progress amounted to $174,295 consisting of improvement costs related to an electrical wiring upgrade in the factory building.

5	Accrued Expense and Other Payables

A summary of accrued expenses and other payable is as follows:

	September 30,	December 31,
	2012	2011

Accrued payroll	$285,705	$296,000
Accrued expenses	526,974	418,072
	$812,679	$714,072

6	Income taxes

The Company has not recorded a provision for U.S. federal income tax for the three and nine months ended September 30, 2012 and 2011 because substantially all of the Company’s operations are conducted in the PRC. The Company conducts substantially all of its business in the PRC and it is subject to PRC income taxes at a 25% PRC statutory income tax rate for the three and nine months ended September 30, 2012 and 2011. A reconciliation of the provision for income taxes with amounts determined by applying the PRC statutory income tax rate to income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Income before income taxes	$4,806,606	$4,517,137	$11,961,838	$12,834,663
Computed tax at PRC statutory rate of 25%	1,201,651	1,129,284	2,990,459	3,208,666
Non-deductible items	24,440	12,562	101,628	75,849
Other	(42,317)	(467)	18,633	5,748
	$1,183,774	$1,141,379	$3,110,720	$3,290,263

7	Shareholders’ Equity

In April 2012, the Company issued 815,648 shares of its common stock to satisfy $1,468,167 due to a shareholder.  As a result of this transaction, common stock was increased by $816 and additional paid in capital was increased by $1,467,351 during the nine months ended September 30, 2012.  See Note 12.

8	PRC Reserves

Statutory Surplus Reserve Fund

Pursuant to applicable PRC laws and regulations, Guanwei, the Company’s subsidiary in the PRC, is required to allocate at least 10% of its net income to the statutory surplus reserve fund until such funds reaches 50% of the subsidiary’s registered capital. The statutory surplus reserve fund can be utilized upon the approval by the relevant authorities, to offset accumulated losses or to increase registered capital, provided that such fund be maintained at a minimum of 25% of the registered capital. As Guanwei’s statutory surplus reserve fund had already reached 50% of its registered capital, there were no appropriations to the statutory surplus reserve fund during the three and nine months ended September 30, 2012 and 2011.

Statutory Public Welfare Fund

Pursuant to PRC laws and regulations as applicable to PRC domestic-owned enterprises, Guanwei is also required to allocate a certain amount of its net income to the statutory public welfare fund as determined by the Company’s board of directors (the “Board”). Guanwei ceased allocation of such funds since it became a foreign-owned enterprise in December 2008. The staff welfare fund can only be used to provide staff welfare facilities and other collective benefits to the employees. This fund is non-distributable other than upon liquidation of Guanwei. During the three and nine months ended September 30, 2012 and 2011, the board of directors of Guanwei determined no appropriations to the statutory public welfare fund.

9	Distribution of Profits

The Company is a holding company incorporated in the United States and its cash flow depends on dividends from Guanwei. In order for the Company to distribute any dividends to its shareholders, the Company will rely on dividends distributed by Guanwei. PRC regulations currently permit payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Under current PRC laws and regulations, Guanwei is required, where applicable, to allocate a portion of its net profit to PRC statutory reserves before distributing dividends, including at least 10% of its net profit to PRC statutory reserves until the balance of such fund has reached 50% of its registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Further, if our PRC operating company incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. The Company’s restricted net assets as of September 30, 2012 were approximately $2,045,000.

Assuming Guanwei distributes dividends to the Registrant, dividends will be paid on our common stock only at the discretion of the Board and will be contingent upon our financial condition, results of operations, current and anticipated cash needs, restrictions contained in current or future financing instruments, plans for expansion and such other factors as the Board deems relevant. The Company does not have any present plan to pay any cash dividends on our common stock in the foreseeable future. The Company presently intends to retain all earnings, if any, for use in our business operations and accordingly, the Board does not anticipate declaring any cash dividends for the foreseeable future.

10	Pension Plan

As stipulated by the rules and regulations in the PRC, Guanwei, the Company’s subsidiary in the PRC, contributes to national retirement plans for its employees in the PRC. The subsidiary contributes approximately 20% of the base salaries of its employees, and has no further obligations for the actual payment of pension or post-retirement benefits beyond the annual contributions. The state-sponsored retirement plans are responsible for the entire pension obligations payable to retired employees. Contributions to pension plan are recognized in general and administrative expenses on the unaudited condensed consolidated statements of income and comprehensive income.

The aggregate contributions of the Company to the pension plan were approximately $57,000 and $36,000 for the three months ended September 30, 2012 and 2011, respectively, and $146,000 and $103,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

As of September 30, 2012 and December 31, 2011, the Company had cash deposits of approximately $13.2 million and $12.4 million, respectively, placed with several banks and other financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and other financial institutions. The Company has not experienced any losses in such accounts to date.

(iii)	Major Suppliers and Customers

During the three months ended September 30, 2012 and 2011, there were five and three suppliers, respectively, who each accounted for 10% or more of our total purchases, and who in the aggregate account for 95% and 81% of our total purchases, respectively.  During the nine months ended September 30, 2012 and 2011, there were five and three suppliers, respectively, who each accounted for 10% or more of our total purchases, and who in the aggregate account for 95% and 62% of our total purchases, respectively.

No one customer was responsible for more than 10% of the Company’s revenue in the three and nine months ended September 30, 2012 and 2011.

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

Chenxin International Limited, a Hong Kong company and shareholder of the Registrant which is controlled by Mr. Rui Wang (“Mr. Wang”), a director of the Registrant, has an oral arrangement with the Company further discussed below pursuant to which Chenxin International Limited has paid accrued expenses of $59,536 and $82,550 for the three months ended September 30, 2012 and 2011, respectively, and $383,118 and $314,915, for the nine months ended September 30, 2012 and 2011, respectively, on behalf of the Registrant.  These amounts were related to legal and professional fees which are not payable in Chinese RMB (audit and audit-related expenses, legal fees, fees payable to the Company's transfer agent and EDGAR agent, and fees paid to NASDAQ and the SEC relating to the Company's listing) and which were reflected on the Company’s unaudited condensed consolidated balance sheets as outstanding amounts due to a shareholder as of September 30, 2012 and December 31, 2011. This arrangement is not reflected in any written agreement and is typical of PRC business practices in the region where the Company is located.

The arrangement stems from the fact that Mr. Min Chen (“Mr. Chen”), the Registrant’s Chief Executive Officer, President, and Chairman of the Board, and Mr. Wang have a business and personal relationship that dates to the mid-1990s. This relationship was still in effect when Mr. Chen founded the Company’s wholly-owned subsidiary, Guanwei, in 2005 and when the Company became a publicly listed company in the United States in 2009. At that time, Mr. Chen and Mr. Wang entered into the current arrangement whereby Chenxin International Limited would cover on behalf of Guanwei all expenses outside China because, as a Hong Kong company, Chenxin International Limited is not subject to the approval of the PRC Office of Currency Control for payments made outside of China to which Chinese companies, including Guanwei, are subject. This arrangement enables the Company to satisfy its obligations in a timely manner.

The agreement contemplates that Chenxin International Limited shall be paid back all amounts due to it in a lump sum upon the closing of a future financing by the Company. The Company does not pay any interest or other charges on the amounts paid by Chenxin International Limited. Chenxin International Limited may unilaterally decide to discontinue paying accrued expenses on the Company’s behalf at any time.

On April 20, 2012, the Company entered into an Indebtedness Conversion Agreement with Chenxin International Limited, pursuant to which the Company issued 815,648 shares of the Company’s common stock to Chenxin International Limited at $1.80 per share in consideration for the conversion by Chenxin International Limited of certain advances equal to $1,468,167, which represented the outstanding balance due to Chenxin International Limited as of December 31, 2011.

As of September 30, 2012 and December 31, 2011, the amount related to legal and professional fees paid by Chenxin International Limited on behalf of the Registrant were $383,118 and $1,468,167, respectively.

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

The Company is organized as a single business segment and is committed to sourcing and developing innovative ideas and markets for recycled materials, and concentrates on transforming plastic waste into useful plastic grains. Its mission is to be an environmentally conscious, profitable manufacturer of plastics products of the highest quality. Guanwei procures raw material in the form of unrecycled plastic waste from its suppliers and uses this material to manufacture recycled plastic grains, which are then sold to manufacturers of consumer products in various industries. Guanwei specializes in the production of various recycled plastics products, the most important of which is LDPE. Guanwei has developed four distinct grades of LPDE plastic grains, which are sold to customers to be manufactured into a broad range of end products. Guanwei currently sells to more than 300 customers, including over 150 active customers during 2012, in over 10 industries, ranging from shoe manufacturing, architecture and engineering, industrial equipment and supplies, and chemical and petrochemical manufacturing. Guanwei’s LDPE products in particular are widely used in the manufacturing of chemical and functional fibers, and is the main raw material for shoe soles, insulation material, fire-proofing and water-proofing material, and foam.

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

In 2012, we acquired additional factory equipment to increase our production efficiency and handle increasing demand of our products.  In addition, we built additional storage space for our raw materials which will allow us to better manage our production cycle to meet our customers’ orders.

Critical Accounting Policies, Estimates and Assumptions

Accounting Principles

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements. These financial statements are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP” for interim financial information), which requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenditures, to disclose contingent assets and liabilities on the date of the financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. The most significant estimates and assumptions include revenues recognition, valuation of inventories, valuation allowance for deferred taxes and impairment of long-lived assets. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Quarterly Report reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

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

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carry-forwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of September 30, 2012, the Company had undistributed profits of approximately $37,204,000 that are subject to withholding tax when distributed. Since the Company intends to reinvest these undistributed profits to further expand its businesses and does not intend to declare dividends, the Company has not recorded a withholding tax in relation to these undistributed profits. Should the Company’s distribute all of these profits, the aggregate withholding tax would amount to approximately $3,720,000 based on the current tax rate of 10% of the undistributed earnings prepared under accounting principles generally accepted in the PRC (“PRC GAAP”) after 2007.

The Company had no material uncertain tax positions as of September 30, 2012 or unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters as an income tax expense.  As of September 30, 2012, there were no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

We estimate the net realizable value for finished goods and work-in-progress based primarily upon the latest invoice prices and current market conditions. If the market value of an inventory drops below its carrying value, we record a write-off to cost of sales for the difference between the carrying cost and the market value. We carry out an inventory review at each quarter-end. During the three and nine months ended September 30, 2012, the Company had no inventory write downs.

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

Results of Operations for the Three Months Ended September 30, 2012 Compared To the Three Months Ended September 30, 2011

The following table sets forth a summary of certain key components of our results of operations for the periods indicated:

	For the Three Months Ended September 30,		Change in
	2012	2011	%

Net revenue	$17,905,974	$16,679,012	7.36%
Cost of revenue	12,374,450	11,722,192	5.56%
Gross profit	5,531,524	4,956,820	11.59%
Selling and marketing expenses	125,536	95,288	31.74%
General and administrative expenses	524,112	431,316	21.51%
Interest income	14,395	22,889	(37.11)%
Interest expense	-	(3,453)	(100.00)%
Exchange (loss) gain	(92,074)	67,485	(236.44)%
Miscellaneous	2,409	-	-%
Income taxes	1,183,774	1,141,379	3.71%
Net income	3,622,832	3,375,758	7.32%

Net Revenue

The following table sets forth a summary of our net revenue by categories for the periods indicated:

	For the Three Months Ended September 30,		Change in
	2012	2011	%

Sales of recycled LDPE	$17,430,616	$16,348,291	6.62%
Sales of sorted non- LDPE materials	475,358	330,721	43.73%
	$17,905,974	$16,679,012	7.36%

Revenue generated during the three months ended September 30, 2012 from the sale of manufactured recycled LDPE was $17,430,616 as compared to $16,348,291 for the same period of 2011, which represents an increase of $1,082,325 or 6.62%. The increase was due to the combined effects of a slight increase of our selling price and an increase in our sales volume of manufactured recycled LDPE. The average selling price of recycled LDPE increased 0.75% to approximately $1,208 per ton from approximately $1,199 per ton in the same period in 2011. The Company sold 14,427 tons of manufactured recycled LDPE in the three months ended September 30, 2012, representing an increase of 5.77% from the 13,640 tons sold in the corresponding period of 2011.   This represents a sequential increase of 889 tons sold from the three months ended June 30, 2012.  We had a relatively weak first quarter of 2012.  The Chinese Spring Festival this year fell in the third week of January 2012, which was 2 to 3 weeks earlier than usual.  Consequently many of our customers ordered our products in the fourth quarter of 2011 ahead of the long holidays which resulted in a relatively weak first quarter of 2012. We believe the average selling price of our recycled LDPE and demand for our recycled LDPE will continue to increase at a moderate rate in the remainder of 2012.

Revenue generated from the sales of sorted non-LDPE material increased $144,637, or 43.73%, to $475,358 in the three months ended September 30, 2012 from $330,721 in the same period of 2011. This increase was mainly due to an increase in the average selling price during the period. Guanwei sold 1,536 tons of sorted non-LDPE material in the three months ended September 30, 2012, representing a decrease of 3.78% from 1,480 tons sold in the same period of 2011. The average selling price of sorted non-LDPE material increased 38.39% to approximately $310 in the three months ended September 30, 2012 from approximately $224 per ton in the same period in 2011.

Our revenue may be affected by import quotas imposed by the PRC’s Ministry of Environmental Protection. On July 11, 2011, Guanwei received official government approval for the expansion of its quota for imported plastic waste. Pursuant to the approval, Guanwei’s import quota increased from 24,000 tons to 64,000 tons in 2011. In January 2012, we received government approval to further increase our quota to 80,000 tons for the year of 2012. Guanwei entered into an agreement, dated November 1, 2008, pursuant to which Guanwei has been permitted to use, at no cost, the 35,000 tons per year import quota granted to Fuqing Huan Li Plastics Company Limited (“Huan Li”) for a term of 10 years. Mr. Chen Min, our Chief Executive Officer and Chairman of the Board, is also the Chief Executive Officer, Chairman of the Board and legal representative of Huan Li. There can be no guarantee that Huan Li’s import quota will be available to us after the expiration of the agreement. If we are unable to use Huan Li’s import quota or obtain the grant of an import quota from the Ministry of Environment Protection, our revenue and results of operations would be materially adversely affected. Please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K  for the year ended December  31, 2011 for further information and other factors that may affect our revenue. Together with the import quota of 35,000 tons contracted from Huan Li, the Company had a total import quota of 115,000 tons for the year of 2012.

Other than as disclosed elsewhere in this Quarterly Report, we are unaware of any trends or uncertainties which have or which we reasonably expect to have a material impact on net sales or revenues from continued operations.

Cost of Revenue

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
	in $	% of Net Revenue	in $	% of Net Revenue	Change in %

Cost of manufactured recycled LDPE and sorted non-LDPE materials	$12,374,450	69.11%	$11,722,192	70.28%	5.56%

	$12,374,450	69.11%	$11,722,192	70.28%	5.56%

Our cost of revenue consists of the costs of plastic waste raw materials for production, labor costs and overhead related to production.

During the three months ended September 30, 2012 and 2011, our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material was $12,374,450 and $11,722,192, respectively, representing 69.11% and 70.28%, respectively, of net revenue from sales of manufactured recycled LDPE and sorted non-LDPE materials.  Our manufacturing costs, especially the raw material cost, was in an upward trend beginning in the third quarter of 2011 through the second quarter of 2012.   The decrease in the percentage of cost to net revenue during the period was primarily due to the combined effects of the increase in our average selling price by 0.75% and the slight decrease in our average manufacturing costs during the three months ended September 30, 2012 as compared to the same period of 2011.

Because our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material consists primarily of the purchase price of imported plastic waste for production, we have limited influence on such costs. The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions. The per-ton raw material cost of recycled LDPE and sorted non-LDPE material decreased 0.99% to $697 per ton during the three months ended September 30, 2012 from $704 per ton during the same period of 2011, and increased 1.01% from $690 per ton during the three months ended June 30, 2012.  We believe that the average raw material cost will remain stable or trend slightly higher for the remainder of 2012 based on our current communication with our major suppliers.

In order to cut costs and increase profit margins, Guanwei focuses heavily on developing relationships with new suppliers and increasing the amount of high quality raw material purchased directly from European suppliers, as opposed to purchasing from a wholesaler. Guanwei intends to continue to work on developing such relationships and to obtain more favorable terms and discounts by strengthening our relationships with suppliers and placing more bulk orders.

Gross Profit

Gross profit during the three months ended September 30, 2012 and 2011 was $5,531,524 and $4,956,820, respectively.

Gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material during the three months ended September 30, 2012 increased by $574,704, or 11.59%, to $5,531,524 from $4,956,820 for the same period of 2011. The increase in gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material was primarily the result of increased average selling prices which grew faster than the increases of cost of material, labor and overhead cost which started to stabilize at the end of the second quarter of 2012.

The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions, and the import-related costs are mainly dependent on the delivery terms agreed with suppliers. In order to reduce costs and to secure availability of raw material, the Company intends to continue to work on obtaining more favorable terms and a sustainable supply of materials by strengthening our relationships with suppliers and by developing long term supply arrangements.  We believe the average raw material cost will remain stable or trend slightly higher for the remainder of 2012 based on our current communication with our major suppliers.

Selling and Marketing Expenses

Sales and marketing expenses primarily consist of transportation and courier costs, payroll and related benefits. During the three months ended September 30, 2012, sales and marketing expenses increased $30,248, or 31.74% to $125,536 from $95,288 during the three months ended September 30, 2011.  Our transportation costs dropped in the three months ended September 30, 2011 during a period when there was a significant decline in gas prices.  We believe our transportation cost continue to fluctuate based on the fluctuation in gasoline prices.

General and Administrative Expenses

General and administrative expenses primarily consist of management and administrative wages, depreciation and amortization, employee welfare costs, and legal and professional fees. During the three months ended September 30, 2012, general and administrative expenses increased $92,796 or 21.51% to $524,112 from $431,316 during the three months ended September 30, 2011. The increase was primarily due to moderate increases in professional fees and higher depreciation expense as a result of a significant number of transactions for the acquisition of machinery and equipment during the third quarter of 2012 and 2011.

Other Income (Expenses)

Our interest income is generated by interest earned on deposits with banks and other financial institution.

We did not incur any interest expenses during the three months ended September 30, 2012 as we paid off our bank borrowings during the third quarter of 2011.

Foreign exchange loss was $92,074 during the three months ended September 30, 2012, a change of $159,559 or 236.44%, from an exchange gain of $67,485 during the same period of 2011. The RMB against the US dollar devaluated during the three months ended September 30, 2012 which triggered an exchange loss on some of our payment settlements.  We expect the fluctuation of the exchange gain (loss) to continue as a result of the increased volatility on exchanges rates between the RMB and other currencies.

Income Taxes

Income tax expense increased $42,395 or 3.71% to $1,183,774 during the three months ended September 30, 2012 from $1,141,379 during the three months ended September 30, 2011. The decrease was a result of higher pretax income.

Net Income

During the three months ended September 30, 2012, our net income increased $247,074 or 7.32% to $3,622,832 from $3,375,758 during the three months ended September 30, 2011. The increase was primarily due to the increase of average selling prices at a slightly higher rate than the increase of raw material, labor and overhead costs which led to an improved gross profit margin of 30.89% during the three months ended September 30, 2012 as compared to 29.72% during the same period of 2011.

Results of Operations for the Nine Months Ended September 30, 2012 Compared To the Nine Months Ended September 30, 2011

The following table sets forth a summary of certain key components of our results of operations for the periods indicated:

	For the Nine Months Ended September 30,		Change in
	2012	2011	%

Net revenue	$52,772,402	$46,579,286	13.30%
Cost of revenue	38,793,696	32,291,990	20.13%
Gross profit	13,978,706	14,287,296	(2.16)%
Selling and marketing expenses	293,286	299,233	(1.99)%
General and administrative expenses	1,647,140	1,404,042	17.31%
Interest income	42,903	70,302	(38.97)%
Interest expense	-	(28,667)	(100.00)%
Exchange (loss) gain	(121,754)	198,609	(161.30)%
Miscellaneous	2,409	10,398	(76.83)%
Income taxes	3,110,720	3,290,263	(5.46)%
Net income	8,851,118	9,544,400	(7.26)%

Net Revenue

The following table sets forth a summary of our net revenue by categories for the periods indicated:

	For the Nine Months Ended September 30,		Change in
	2012	2011	%

Sales of recycled LDPE	$47,885,678	$45,673,069	4.84%
Sales of sorted non- LDPE materials	1,424,486	906,217	57.19%
Sales of raw materials	3,462,238	-	-
	$52,772,402	$46,579,286	13.30%

Revenue generated during the nine months ended September 30, 2012 from the sale of manufactured recycled LDPE was $47,885,678 as compared to $45,673,069 for the same period of 2011, which represents an increase of 4.84%. The increase was due to an increase in our selling price of manufactured recycled LDPE. The average selling price of recycled LDPE increased 3.33% to approximately $1,210 per ton from approximately $1,171 per ton in the same period in 2011. The Company sold 39,565 tons of manufactured recycled LDPE in the nine months ended September 30, 2012 as compared to 39,009 tons sold in the corresponding period of 2011.

Revenue generated from the sales of sorted non-LDPE material increased $518,269, or 57.19% to $1,424,486 in the nine months ended September 30, 2012 from $906,217 in the same period of 2011. This increase was mainly due to an increase in both selling price and selling volume. Guanwei sold 4,557 tons of sorted non-LDPE material in the nine months ended September 30, 2012, representing an increase of 10.80% from 4,113 tons sold in the same period of 2011. The average selling price of sorted non-LDPE material increased 42.73% to approximately $314 in the nine months ended September 30, 2012 from approximately $220 per ton in the same period in 2011.

Due to limited space availability in our storage facility, we sold certain raw materials in the amount of $3,462,238 during the nine months ended September 30, 2012. We did not sell any raw materials during the same period of 2011.

Other than as disclosed elsewhere in this Quarterly Report, we are unaware of any trends or uncertainties which have or which we reasonably expect to have a material impact on net sales or revenues from continued operations.

Cost of Revenue

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
	in $	% of Net Revenue	in $	% of Net Revenue	Change in %

Cost of manufactured recycled LDPE and sorted non-LDPE materials	$35,502,403	72.00%	$32,291,990	69.33%	9.94%
Cost of raw material sales	3,291,293	95.06%	-	-	-
	$38,793,696	73.51%	$32,291,990	69.33%	20.13%

Our cost of revenue consists of the costs of plastic waste raw materials for production, labor costs and overhead related to production.

During the nine months ended September 30, 2012 and 2011, our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material was $35,502,403 and $32,291,990, respectively, representing 72.00% and 69.33%, respectively, of net revenue from sales of manufactured recycled LDPE and sorted non-LDPE materials. The increase in the percentage of cost to net revenue during the period was primarily due to the fact that the increase in the cost of plastic waste raw materials was greater than the increase in average selling prices beginning the third quarter of 2011 through the second quarter of 2012.  In addition, our labor and overhead costs increased in the first half of 2012.  We have not been able to increase our selling prices at the same rate as manufacturing costs during the nine months ended September 30, 2012.   However we see this trend beginning to reverse as our average selling prices increased at a higher rate than that of our manufacturing costs during the third quarter of 2012.

Because our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material consists primarily of the purchase price of imported plastic waste for production, we have limited influence on such costs. The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions. Due to the sustained strong demand for LDPE product, the per-ton raw material cost of recycled LDPE and sorted non-LDPE material increased 5% to $714 per ton during the nine months ended September 30, 2012 from $680 per ton during the same period of 2011.

Our cost of revenue from sales of raw materials was $3,291,293, representing 95.06% of related net revenue. We only impose a marginal markup for this type of sale to cover our administrative fees. We do not believe any substantial revenue amounts will be generated from the sales of raw material in the future.

In order to cut costs and increase profit margins, Guanwei focuses heavily on developing relationships with new suppliers and increasing the amount of high quality raw material purchased directly from suppliers, as opposed to purchasing from a wholesaler. Guanwei intends to continue to work on developing such relationships and to obtain more favorable terms and discounts by strengthening our relationships with suppliers and placing more bulk orders.

Gross Profit

Gross profit during the nine months ended September 30, 2012 and 2011 was $13,978,706 and $14,287,296, respectively.

Gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material during the nine months ended September 30, 2012 decreased by $308,590 or 2.16% to $13,978,706 from $14,287,296 for the same period of 2011.  The decrease in gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material was primarily the result of increased costs of raw materials, labor and overhead.  There has been shortage of production workers in Southern China.  As a result, the wages and welfare costs of our employees increased at a rapid rate in the first half of 2012 in order for us to attract new workers and maintain our current work force.  This trend reversed slightly in the third quarter of 2012 as average selling prices increased at a higher rate than the increase of our manufacturing cost.

The gross profit margin of manufactured recycled LDPE and sorted non-LDPE decreased to 28% for the nine months ended September 30, 2012 from 30.67% for the same period of 2011, a decrease of 2.67 percentage points. This decrease in gross profit margin was primarily attributable to the continuing increased costs of raw materials, labor and overhead.   Our raw material cost increased by 5% while the selling price of our recycled LDPE products only increased by 3.33% during the nine months ended September 30, 2012 as compared to the same period of 2011.

Gross profit from the sales of raw materials was $170,945 for the nine months ended September 30, 2012. We sold certain raw materials with a small markup. We did not make sales of this nature during the same period of 2011.

The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions, and the import-related costs are mainly dependent on the delivery terms agreed with suppliers. In order to reduce costs and to secure availability of raw material supplies, the Company intends to continue to work on obtaining more favorable terms and a sustainable supply of materials by strengthening our relationships with suppliers and by developing long term supply arrangements.  We believe the prices of raw materials will stabilize for the remainder of 2012 based on the negotiations with our suppliers.

Selling and Marketing Expenses

Sales and marketing expenses primarily consist of transportation and courier costs, payroll and related benefits. During the nine months ended September 30, 2012, sales and marketing expenses decreased $5,947 or 1.99% to $293,286 from $299,233 during the nine months ended September 30, 2011.  Our transportation costs decreased as a result of lower gas prices during the nine months ended September 30, 2012 compared to those during the same period of 2011.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll for the management and administrative employees, depreciation and amortization, employee welfare costs, and legal and professional fees. During the nine months ended September 30, 2012, general and administrative expenses increased $243,098 or 17.31% to $1,647,140 from $1,404,042 during the nine months ended September 30, 2011. This increase was primarily due to increased professional expense and higher depreciation expense as a result of a significant number of transactions for the acquisition of machinery and equipment during the third quarter of 2012 and 2011.

Other Income (Expenses)

Our interest income is generated by interest earned on deposits with banks and other financial institutions.

We did not incur any interest expenses during the nine months ended September 30, 2012 as we paid off our bank borrowings during the third quarter of 2011.

Foreign exchange loss was $121,754 during the nine months ended September 30, 2012, a change of $320,363 or 161.30%, from an exchange gain of $198,609 during the same period of 2011. The RMB against the US dollar devalued in the third quarter of 2012 which triggered an exchange loss on some of our payment settlements.  We believe the fluctuation of the foreign exchange will continue as a result of the increased volatility on exchanges rates between the RMB and other currencies.

Income Taxes

Income tax expense decreased $179,543 or 5.46%, to $3,110,720 during the nine months ended September 30, 2012 from $3,290,263 during the nine months ended September 30, 2011. The decrease was a result of lower pretax income.

Net Income

During the nine months ended September 30, 2012, our net income decreased $693,282 or 7.26% to $8,851,118 from $9,544,400 during the nine months ended September 30, 2011. The decrease was primarily due to increased raw material, labor and overhead costs.  Until the third quarter of 2012 where we believe this trend was reversed, we were unable to increase our selling prices at the same rate as the increase of our manufacturing costs.  Our gross profit margin decreased to 26.49% during the nine months ended September 30, 2012 from 30.67% during the nine months ended September 30, 2011.  We had certain transactions related to sales of raw materials during the nine months ended September 30, 2012.  Such transactions did not involve our manufacturing process and the gross margin for such sales was 4.94% for the nine months ended September 30, 2012.  We did not enter into such transactions in the same period of 2011.  In order to improve gross margin and net profit margin, we intend to focus on enhancing our manufacturing techniques and improving our labor efficiency. Additionally, we intend to continue to strengthen our relationships with our major suppliers to obtain more favorable terms, and we intend to enhance management control over general and administrative expenses.

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

Liquidity and Capital Resources

We generally finance our operations through operating profit and occasionally through short-term borrowings from banks and other financial institutions. During the nine months ended September 30, 2012, we did not have any outstanding bank borrowings. We believe we have sufficient working capital to finance our operations for the near future.

We have not experienced any shortage of capital or any difficulty in raising funds through loans from banks and other financial institutions, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our loans when they come due.  In April 2012, the Company issued 815,648 shares of its common stock to satisfy $1,468,167 due to a shareholder.  We are unaware of any trends, demands, commitments events or uncertainties that will result or be likely to result in material changes in our liquidity.

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

The following table sets forth the summary of our cash flows for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011

Net cash provided by operating activities	$2,769,156	$3,694,671
Net cash used in investing activities	(2,412,469)	(3,024,255)
Net cash provided by (used in) financing activities	383,118	(1,147,856)
Effect of exchange rate changes on cash	64,288	618,199
Net increase decrease in cash and cash equivalents	804,093	140,759
Cash and cash equivalents at beginning of period	12,432,803	14,940,236
Cash and cash equivalents at end of period	$13,236,896	$15,080,995

Operating Activities

During the nine months ended September 30, 2012, net cash provided by operating activities was $2,769,156 as compared to $3,694,671 in the same period of 2011.  This decrease of cash provided by operating activities was primarily due to the decrease of net income from $9,544,400 for the nine months ended September 30, 2011 to $8,851,118 for the nine months ended September 30, 2012.   Accounts receivable and inventories increased by $1,589,634 and $4,683,299, respectively, during the nine months ended September 30, 2012 while accounts receivable increased $3,423,053 and accounts payable decreased $2,429,708 during the nine months ended September 30, 2011.  Our inventory and account payable balances fluctuate from time to time depending on the timing of the receipts of raw materials from Europe and the timing of remitting payments.

Investing Activities

During the nine months ended September 30, 2012, net cash used in investing activities was $2,412,469, as compared to $3,024,255 in the same period of 2011. The Company acquires property and equipment from time to time to improve our production capacity and efficiency.  During the nine months ended September 30, 2012, we built additional storage space for our raw materials which enable us to better manage our production cycle.  In addition, we acquired additional machinery and equipment which were placed in service in the third quarter of 2012.  Acquisition cost for such equipment and improvements totaled $2,412,469 during the nine months ended September 30, 2012.  We incurred a total of $3,027,793 in machinery and equipment and construction in progress and sold certain equipment for cash proceeds of $3,538 during the nine months ended September 30, 2011.  The Company expects to incur capital expenditures from to time to continue to improve our production efficiency.

Financing Activities

During the nine months ended September 30, 2012, cash provided by financing activities was $383,118 as compared to net cash used in financing activities of $1,147,856 in the same period of 2011. During the nine months ended September 30, 2012, we received advances of $383,118 from a shareholder to pay our professional fees on behalf of the Company, as compared to $314,915 for the same period of 2011.  In addition, we had net repayments of $3,785,716 for our outstanding bank loan during the nine months ended September 30, 2011.   As a result of the bank repayments, restricted cash of $2,322,945 was released during the nine months ended September 30, 2011.

Working Capital

Our working capital as of September 30, 2012 and December 31, 2011 was $32,415,145 and $23,802,762, respectively. The increase of working capital of $8,612,383 was primarily due to higher accounts receivable as we continue to expand our credit sales to long term customers who have good credit history, an increase in accounts receivable, inventories, an increase of cash as a result of net profit period after period.

Dividends

The Registrant is a holding company with no material operations. We conduct our operations primarily through Guanwei, our PRC operating subsidiary in China. As a result, our ability to pay dividends and to finance any debt we may incur depends upon dividends paid by Guanwei. If Guanwei or any newly formed subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us. In addition, Guanwei is permitted to pay dividends to the Registrant only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Under PRC laws and regulations, Guanwei is required to allocate at least 10% of its after-tax profits each year, if any, to PRC statutory reserves before distributing dividends until the balance of such fund has reached 50% of its registered capital. Guanwei with foreign investment is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund at the discretion of the board. Although the PRC statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of Guanwei, the reserve funds are not distributable as cash dividends except in the event of liquidation of Guanwei.

Foreign Cash

As of September 30, 2012 and December 31, 2011, the Company had cash deposits of approximately $13,200,000 and $12,400,000, respectively, placed with several banks and other financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and other financial institutions.
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

Foreign Exchange

A majority of our net revenue and expenditures are denominated in the Renminbi. However, the price of raw materials that we buy from foreign suppliers is denominated in U.S. dollars and the European Union euro. As a result, fluctuations in the exchange rate between the European Union euro or the U.S. dollar and the Renminbi will affect the cost of such raw materials to us and will affect our results of operations and financial condition.

Substantially all of our purchases for the nine months ended September 30, 2012 were denominated in U.S. dollars. Accordingly we believe that any movement in the exchange rate between the European Union euro and the Renminbi will have an insignificant impact on our operating income.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time. The exchange rates at September 30, 2012 and December 31, 2011 were approximately 6.319 and 6.3523 Renminbi to 1 U.S. dollar, respectively. Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars.

We recognized a foreign currency translation gain of approximately $166,000 and $1,071,000 for the nine months ended September 30, 2012 and 2011, respectively. If the exchange rate were to increase by 10% to US$1=6.9509 RMB at September 30, 2012, our foreign currency translation adjustments gain would potentially decrease by approximately $3,987,185 for the nine months ended September 30, 2012. If the exchange rate were to decrease by 10% to US$1 = RMB5.6871 at September 30, 2012 our foreign currency translation gain would potentially increase by approximately $4,873,223 for the nine months ended September 30, 2012.

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

Item 4. Controls and Procedures.

Material weakness previously disclosed

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011, we identified one material weakness in the design and operation of our internal controls. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP. The Company is considering hiring additional personnel with sufficient knowledge and experience in U.S. GAAP, and engaging a professional consultancy firm to provide ongoing training in U.S. GAAP to accounting personnel. As these remediation initiatives have not been implemented yet, we will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weakness is remediated.

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

Changes in Internal Control Over Financial Reporting.

During the three months ended September 30, 2012, there were no changes in our internal control over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On November 6, 2012, the Registrant amended its Schedule 14A to announce that the Board has decided to postpone the annual meeting of the stockholders (the “Meeting”) from the date announced in the proxy statement and related materials dated October 16, 2012 (November 15, 2012).  The Meeting will now be held on Thursday, November 29, 2012 at 9:00 AM, local time, at the offices of K&L Gates LLP, 200 South Biscayne Boulevard, Suite 3900, Miami, Florida 33131-2399. The time, location, matters to be voted on at the Meeting and the record date for the Meeting have not changed.

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

GUANWEI RECYCLING CORP.

Date: November 13, 2012	By:	/s/ Min Chen
Min Chen
Chief Executive Officer, Chairman of the Board, President and Principal Executive Officer

Date: November 13, 2012	By:	/s/ Feng Yang
Feng Yang
Chief Financial Officer, Secretary, Treasurer and Principal Financial and Accounting Officer