Form 10-K
period 2012-12-31
Guanwei Recycling Corp.
filed 2013-03-28
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
☐  Yes         ☒  No

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
☐  Yes         ☒  No
The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2012 based upon the closing price reported for such date on the NASDAQ Capital Market was $7,052,542.

As of March 25, 2013, there were 10,407,839 shares of the registrant’s common stock outstanding.

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

PART I

Item 1. Business

Except as otherwise indicated by the context, references in this Annual Report to “we”, “us”, “our” or the “Company” are to the consolidated businesses of Guanwei Recycling Corp. and its wholly-owned direct and indirect subsidiaries, Hong Kong Chenxin International Development Limited, a Hong Kong limited company (“Chenxin”) and Fuqing Guanwei Plastic Industry Co. Ltd., a China limited company (“Guanwei”), except that references to “our Common Stock”, “our shares of Common Stock” or “our capital stock” or similar terms shall refer to the common stock, par value $0.001 per share, of Guanwei Recycling Corp., a Nevada corporation (the “Registrant”).  “China” or “PRC” refers to the People’s Republic of China.  References to “RMB” refer to the Chinese Renminbi, the currency of the primary economic environment in which the Company operates.

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

Guanwei was founded as a limited company in China in April 2005 with registered capital of RMB 5 million (approximately $0.62 million) which was then increased to RMB 10 million (approximately $1.46 million) in January 2006. Since inception, it has been principally engaged in the manufacture and distribution of low density polyethylene (“LDPE”) and other recycled plastics products, using imported raw material in the form of plastic waste. On November 22, 2008, Guanwei was acquired by Chenxin, a holding company incorporated in Hong Kong, and became a wholly-owned foreign investment enterprise (“WOFIE”) under PRC law. Guanwei is the sole operating subsidiary of Chenxin.

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

The Company is organized as a single business segment and is committed to sourcing and developing innovative ideas and markets for recycled materials, and concentrates on transforming plastic waste into useful plastic grains. Its mission is to be an environmentally conscious, profitable manufacturer of plastics products of the highest quality. Guanwei procures raw material in the form of unrecycled plastic waste from its suppliers and uses this material to manufacture recycled plastic grains, which are then sold to manufacturers of consumer products in various industries. Guanwei specializes in the production of various recycled plastics products, the most important of which is LDPE. In the last four years, Guanwei has developed four distinct grades of LDPE plastic grains, which are sold to clients to be manufactured into a broad range of end products. Guanwei currently sells to over 300 customers, including 150 active recurring customers, in more than 10 industries. Guanwei’s LDPE products in particular are widely used in the manufacturing of chemical and functional fibers, and is the main raw material for shoe soles, insulation material, fire-proofing and water-proofing material, and foam.

On December 5, 2012 (the “Effective Date”), the Company effected a reverse split of its common stock, par value $0.001 per share (“Common Stock”) at a split ratio of 1-for-2.  As a result of this corporate action, the total number of issued and outstanding shares of Common Stock decreased from 20,815,654 to 10,407,839 shares.

Market and Industry

According to an article “The future of LDPE market” issued by Ringier, an internationally operating Swiss media company, issued on October 18, 2011, Ceresana Research, an international market research and consultancy company, sees the Asian Pacific market as the most important LDPE market which will be able to increase its share of global consumption to more than 39% in 2012.  It also stated that with global demand for LDPE approaching maturity, growth is not expected to be as strong as in the past. However, with most industries increasing their production, global demand for LDPE is expected to grow at around 2% annually until 2020, according to a report by GBI Research (www.gbiresearch.com).  The GBI Research report also stated that demand for LDPE is highest in Asia with China being a major demand driver for LDPE in the world.  The demand in advanced countries such as Japan is also high but is stable. India and China have considerable consumption potential because of their large populations.

The gross domestic products (GDPs) of countries such as China and India in Asia are growing at higher rates than the global GDP growth rates. The key LDPE-consuming industries are also growing in these regions. The packaging sector is set to grow continuously in the forecasted period in these countries supported by the growth in the retail industry. With the rise in consumption, the durables industry is also set to grow. The construction and electrical industries should also follow the industrial growth trends.

According to the abstract of “Polyethylene Low Density (LDPE): 2013 World Market Outlook and Forecast up to 2018” created by Merchant Research & Consulting, Ltd., “In 2011, the global polyethylene low density (LDPE) production was evaluated at above 19.1 million tonnes. In 2012, it grew by almost 0.7 million tonnes year-on-year and overrode 19.8 million tonnes. Europe, Asia and North America account for the largest market shares; their total output was estimated at above 16 million tonnes in 2012. The USA, China and France form top three manufacturers of LDPE, together calling for almost 31% market share.”

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

Polystyrene (PS)

PS is found in yogurt containers and food trays, and in its expanded form, in protective packaging and hot drink cups. Research has shown that PS comprises a small part of the waste stream, but as with other rigid packaging plastics, it is likely to form part of future mixed plastics recycling trials, which focus on new ways to recycle and to enhance the collection of recyclable products.

Recycling Awareness

There is a growing awareness in the global economy of issues surrounding waste management, and recycling processes and recycled products are being developed to address these issues. The advantages of recycling waste material, much of which consists of metal, paper, glass and plastic packaging, are being increasingly recognized by the global community.  The environmental benefits of recycled plastics products are well known, and in addition, our management’s experience indicates that recycled plastics can be 50% to 60% cheaper than virgin polymers. Recycling rates in China vary among the different polymer types, but the overall trend for each polymer type is increasing.

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

The raw material is shipped directly from the supplier to Guanwei’s raw material storage and manufacturing plant in special containers which are approved by the Chinese government. Once in Guanwei’s facility, the plastic waste is then classified and sorted by hand based on polymer type and color.  Guanwei has approximately 270 workshop employees who help sort raw material and who are paid per piece in order to increase productivity.  Guanwei focuses on the recycling of LDPE products, so the non-LDPE materials are sorted out first, which accounts for approximately 9% of the raw material. This non-LDPE material is packed and sold to manufacturers who specialize in plastic production using the respective materials.

After the LDPE material is sorted by color, it is sent to the smashing workshop, where it is smashed and cut into pieces by one of Guanwei’s twelve smashing machines. The material is then washed and cleaned at least two to three times in order to eliminate impurities. This enhances the whiteness of the material, which results in a higher grade end-product. Once washed, the material is packed into square containers and sent to the plastic grain manufacturing area of the workshop, where there are 31 plastic grain machines. The material is fed into the grain machines, which break down the material and form it into small grains of recycled plastic, which are then sold to consumers in various manufacturing industries.

The waste water from the washing process is treated in Guanwei’s sewage treatment area, which comprises over 4,800 square meters.  The facility was approved by the relevant local Government when it was built and is subject to inspection periodically. The water is discharged into rectangular sediment pools through a fence, which eliminates any large pieces of waste. Most of the inorganic suspended particles and insoluble organic material are separated out in the sedimentation pool.  Each sediment pool has sewage pumps for condensing the inorganic material into sludge, which is then dried and used as compost.  The waste water is then run through a reaction pool, where the coagulant agents PAC and PAM are added. The water is then processed again in the sediment pool before it is sand filtered and run back to the workshop for re-use.

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

LDPE can be produced in both translucent and opaque varieties, and the principal difference between virgin LDPE and recycled LDPE is that recycled LDPE cannot be completely transparent. Some manufacturers have strict color requirements, so they will not purchase recycled LDPE. However, recycled LDPE is attractive to manufacturers without color requirements, as the selling price of virgin plastic in China can be as high as RMB12,000 (approximately $1,900) per ton, 57% higher than our average selling price of recycled LDPE for 2012.

Guanwei produces four types of LDPE plastic grains. The grade is determined by the color of the plastic grain, with higher grade denoting that the grain is whiter. Higher grade plastic grains are more expensive.

●	Grade A	This is a white LDPE grain and accounts for approximately 25% of Guanwei’s 2012 sales.

●	Grade B	This is a white LDPE grain and accounts for approximately 29% of Guanwei’s 2012 sales.

●	Grade C	This is a white LDPE grain and accounts for approximately 17% of Guanwei’s 2012 sales.

●	Grade D	This is a black LDPE grain and accounts for approximately 29% of Guanwei’s 2012 sales.

Currently, the demand for Guanwei’s products exceeds the amount Guanwei is able to produce based on orders or indications of interest. Therefore, Guanwei does not currently have any plans to develop new products.  However, Guanwei intends to enhance its manufacturing process and increase its training of more skilled workers, and thereby increase productivity.

All of Guanwei’s products are manufactured in its storage and manufacturing facility located in Fuqing City. Guanwei has a sewage treatment area for processing the waste water used in the manufacturing process, which exceeds 4,800 square meters.  The facility was approved by the relevant local Government when it was built and is subject to inspection periodically.

Raw Materials and Major Suppliers

Because an important step in the recycling of plastic waste is sorting and classifying the raw material, Guanwei obtains most of its raw material from foreign suppliers (primarily in Europe), where it can obtain raw material which consists solely of unrecycled plastic, and where the sorting and classification techniques are superior to those used in China. Guanwei’s primary suppliers during 2012 and 2011 are primarily located in Europe. Guanwei is one of the few plastics importer-manufacturers in China with a Compliance Certificate from Unweltagentur Erftstadt for meeting certain pollution and environmental standards, which allows Guanwei access to German suppliers. Guanwei has entered into certain long-term supply contracts with its suppliers in Europe to purchase raw materials at prices to be determined monthly.

The following table sets out our major suppliers of raw materials for recycled LDPE and non-LDPE materials for the fiscal years ended December 31, 2012 and 2011.

	As a Percentage of Our Purchases of Raw Materials
	Fiscal Year Ended December 31,
	2012	2011
Recycling Dienstleistung Beratung GmbH	33.4%	22.6%
Sunshine Handels & Consulting GmbH	21.0%	21.7%
TM Recycling GmbH	12.1%	13.3%
Sanjia Netherlands B.V.	15.0%	** %
Keryi Holdings Co. Ltd.	14.2%	19.5%

** Accounts for less than 10% of the Company’s total purchases

The raw materials are transported to the port of Jiangyin in China by ocean freighters. As the importer of the raw materials, Guanwei covers the cost of shipping from the supplier to Guanwei’s facility. Each imported container weighs about 20 tons, and per container shipping costs between $500-$600, including insurance. The raw materials are then transported from the port in Jiangyin to Guanwei’s facility by truck at a cost of approximately $120 per container. Each container is subject to an import tax imposed by the Chinese government of 6.5% of the value of the goods and is also subject to a value-added tax of 17%.

Importers of plastic waste into the PRC are subject to an import quota regulated by the Ministry of Environmental Protection. Guanwei has been approved for an import quota of 80,000 tons of plastic waste for 2012 and 100,000 tons for 2013, and for a period of 10 years, Guanwei has been permitted to use the 35,000 tons of import quota granted to Fuqing Huan Li Plastics Company Limited (“Huan Li”) at no cost pursuant to the agreement dated November 1, 2008.  Huan Li’s import quota is reduced to 15,000 tons for the year of 2013.  Accordingly, we are only allowed to use Huan Li’s quota up to 15,000 tons of imported plastic waste for the year of 2013.  Huan Li has not had any significant operations since 2005, but its import quota remains valid. Chen Min, the Registrant’s Chief Executive Officer, is the Chief Executive Officer, Chairman of the Board of Directors, and legal representative, with the power to represent and act on behalf, of Huan Li.

The Company’s import quota will be evaluated by the Chinese government on an annual basis. In July 2011, we received government approval to increase our quota from 24,000 tons to 64,000 tons for 2011. In January 2012 and 2013, we received government approval to further increase our quota to 80,000 tons for the year of 2012 and 100,000 tons for the year of 2013.

Product Sales, Distribution and Marketing

Guanwei has a sales and customer service department of twenty-four people including a sales team of three, led by Mr. Gao Juguang, an industry veteran with over 15 years of plastic sales experience.  The Company is focused on diversifying its client base and increasing its sales volume to the infrastructure-building industry. They say they can’t produce enough to meet demand Mr. Gao and the sales team work toward these goals by developing new client relationships through site visits, personal telephone calls and presentations and presenting product samples to the potential customers. Guanwei also relies on word-of-mouth to strengthen its reputation and secure sales from local customers. Due to its product quality and reputation, Guanwei has experienced a great deal of success securing regular customers after their first usage of the products.

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

Certain of Guanwei’s customers make deposits for the products they purchase and the purchase price includes all shipping and transportation costs. Guanwei typically sells its products on a purchase order basis, but occasionally enters into one-year supply agreements with customers. The purpose of such agreements is to set the prices at which products are to be sold to such customers during the following year. The customer base is spread across different geographic markets and industries, such as shoe manufacturing, construction material manufacturing (such as fire- and water-proofing material and plastic pipes), and outdoor furniture manufacturing. No single customer represents greater than five percent of our sales volume or net revenue. Guanwei does not foresee any difficulties in sales as it is well-insulated against fluctuating demands in any one industry and demand currently exceeds supply. But they can’t hedge.

Competition

The market for recycling plastics in China is highly fragmented with companies of various sizes. We are one of the largest recycled LDPE producers in China with an annual production capacity of 80,000 tons of recycled LDPE. Our capacity increased in 2012 from 65,000 tons to 80,000 tons due to significant improvements in our factory equipment and facility during the year. We face competition from both virgin LDPE manufacturers and other plastics recyclers in China. Many of our competitors lack the scale or the sophistication to accommodate the environmental standards and sewage treatment issues involved with processing larger volume. The Company’s two primary competitors are Fujian Huaxia Plastics Corp. and Youfeng Plastics.  Both are private companies and we believe that each company produces approximately 20,000 tons of recycled plastic products a year.

Competition in the recycled plastics market is based primarily on product quality and pricing. We believe that the quality of our products is superior to our competitors because we are able to benefit from the direct procurement of high-quality plastic waste from European suppliers. We compete with virgin LDPE manufacturers for pricing as recycled plastic sells for much less than virgin plastic.

We believe that Guanwei has several competitive advantages over its competitors, including the following:

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

Well-established manufacturing capabilities

In China, the vast majority of plastic recycling companies are small-scale craftsmen shops lacking the capacity to properly process raw materials, deal with sewage treatment issues and meet required environmental standards.  In comparison, Guanwei has a large storage and manufacturing facility in which it produces various plastics products, and also has a sewage treatment facility that is able to filter and process the waste products resulting from the manufacturing. Guanwei’s production capacity is currently 80,000 tons annually.  In 2012, Guanwei sold 55,448 tons of manufactured recycled LDPE. Additionally, we believe production costs for our primary competitors are higher than those of Guanwei because they purchase their raw materials from wholesalers in Hong Kong, whereas Guanwei imports almost all of its raw materials directly from suppliers. Furthermore, Guanwei is one of the few plastic recyclers in China to import most of its raw materials (i.e. plastic waste) from foreign suppliers (primarily Germany) and one of the few plastics manufacturers in China with a Compliance Certificate from Umweltagentur Urftstadt for meeting certain pollution and environmental standards, as discussed further below.

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

Broad range of end-users

The Company sells its plastics products to over 300 customers, including over 150 active recurring customers, in over 10 industries. Its products are used to produce a wide variety of end products, including shoe soles, outdoor furniture, and construction equipment. The Company intends to focus on expanding further into the construction equipment industry because the Chinese government’s stimulus plan has substantially increased infrastructure construction in China.  The Company is well insulated from fluctuating market demands in any one industry due to its diverse client base.

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

Employees

Guanwei currently has approximately 520 full-time employees including 457 employees working in the workshops and 63 employees in sales, marketing and administrative positions.  Guanwei has no part-time employees. We have a labor contract with each employee as required by law in the PRC. The labor contract mainly includes working content, contract period, working time, payment and other terms.

Costs and Effects of Compliance with Environmental Laws and Other Regulations

Currently, we believe Guanwei’s manufacturing processes are in compliance with all Chinese laws and environmental standards. Guanwe has a permit to operate its factory and the facility is inspected from time to time by the local environmental department. Guanwei is not aware of any other governmental approvals required for any of its products or manufacturing processes.

Research and Development

Guanwei does not currently have plans to develop new products because the demand for LDPE plastic grains already exceeds our near-term manufacturing capabilities.  As the performance was deemed unsatisfactory, Guanwei has abandoned the test-use of Ethylene- Propylene-Diene Monomer (EPDM), which is a cleaning solvent which was being tested in 2009 for use as an additive in the smashing and cleaning process to improve the cleanliness of the end product. There are nominal costs associated with our research and development activities.

Item 1A. Risk Factors.

The financial condition, business, operations, and prospects of the Company involve a high degree of risk. You should carefully consider the risks and uncertainties described below, which constitute the material risks relating to the Company, and the other information in this Annual Report. If any of the following risks occur, the Company’s business, operating results and financial condition could be harmed and the value of the Company’s stock could suffer. This means that investors and shareholders of the Company could lose all or a part of their investment.

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

Our assets are located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payments will be subject to the decision of our Board of Directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well as the foreign exchange control. This may generate additional risk for our investors as they may hinder dividend payments and liquidation.

Future Inflation In China May Inhibit Our Activity To Conduct Business In China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past twenty years, the rate of inflation in China has been as high as 24.1% in 1994 and as low as -1.4% in 1999 (according to National Bureau of Statistics of China). These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China and thereby harm our business operations.

Capital Outflow Policies In China May Hamper Our Ability To Pay Dividends To Shareholders In The United States.

The PRC has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because all of our current revenues and most of our future revenues will likely be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to fund our business activities outside China or to pay dividends to our shareholders.

Currency Conversion And Exchange Rate Volatility Could Adversely Affect Our Financial Condition.

The PRC government imposes control over the conversion of RMB into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China (“PBOC”) publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

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

At December 31, 2012, we had approximately US$12.1 million on deposit with banks and financial institutions in China, which constitutes approximately all of our total cash. The terms of these deposits are, in general, up to three (3) months. Historically, deposits in Chinese banks and financial institutions are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which became effective on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks and financial institutions based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank or financial institution may go bankrupt. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors with Chinese banks and financial institutions in many aspects, especially since the opening of RMB  business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks and financial institutions in which we have deposits has increased. In the event of bankruptcy of one of the banks or financial institutions which holds our deposits, we are unlikely to recover our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.

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

RISKS RELATING TO OUR BUSINESS

We Cannot Predict Whether We Will Meet Internal or External Expectations Of Future Performance.

We believe that our future success depends on our ability to significantly increase revenue from processing recycled plastic wastes. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with a limited operating history. These risks include our ability to:

●	develop new and innovative processing methods, including processes which increase production yield;

●	respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations;

●	maintain our current, and develop new, strategic relationships with customers and suppliers;

●	increase awareness of our products and continue to build customer loyalty; and

●	attract and retain qualified management, consultants and employees.

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

We may experience increased capital needs and we may not have enough capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the success of our competitors; (iii) the amount of our capital expenditures; and (iv) new investments. We cannot assure you that we will be able to obtain capital in the future to meet our needs. If we cannot obtain additional funding, we may be required to:

●	reduce our investments;

●	limit our expansion efforts; and

●	decrease or eliminate capital expenditures.

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

For the years ended December 31, 2012 and 2011, 96% and 77% of our raw material was purchased from five major suppliers, respectively. Failure to maintain good relationships with our current suppliers or to develop a new supply source of raw materials could negatively affect our ability to obtain the raw materials used in our products in a timely manner. If we are unable to obtain ample supplies of raw material from our existing suppliers or develop alternative supply sources, we may be unable to satisfy our customers’ orders which could materially and adversely affect our revenues and our relationship with our customers.  Furthermore, we are dependent on our suppliers for the timely delivery of materials that we require for our operations. Should our suppliers fail to deliver such materials on time, and if we are unable to source these materials from alternative suppliers on a timely basis, our revenue and profitability could be adversely affected.

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

The Chinese Government Limits The Amount Of Plastic Waste Which May Be Imported, And As Such, We May Not Be Able To Import Sufficient Raw Materials.

The Chinese government limits the amount of plastic waste which may be imported into China.  Although we have not experienced difficulties obtaining and renewing our import license in the past, we cannot guarantee the license will be approved in the future. If we fail to obtain the import license, we may have to use domestically supplied plastics wastes for our manufacturing. Domestic plastic wastes are typically poorly sorted, so utilizing the domestic raw material increases production costs.

Our Production Costs And Revenues Are Impacted By Increases In The Cost Of Labor, Shipping And Other Expenses.

The manufacturing of recycled plastics is highly labor-intensive as all raw material classification is done by hand.  A sharp increase of salary or a mandatory welfare/insurance contribution by employers would cause an increase in production costs and would reduce our profit margin. Additionally, as all of the raw material used in our manufacturing is imported, an increase in the freight costs of importing such material would increase our production costs and thus negatively impact our revenues.

We Are Dependent On Use Of An Import Quota Granted To Us By Another Company, The Loss Of Which Could Materially Affect Our Ability To Secure High Quality Raw Materials For Our Manufacturing Processes.

In the PRC, imports of plastic waste are subject to an import quota regulated by the Ministry of Environmental Protection. We have been approved for an import quota of 100,000 tons and 80,000 tons of plastic waste in 2013 and 2012, respectively.  We have also been permitted to use of the 15,000 tons in 2013 and 35,000 tons in 2012 import quota granted to Huan Li. Huan Li has not had any significant operations since 2005, but its import quota remains valid.  Min Chen, our Chief Executive Officer, is the Chief Executive Officer, Chairman of the Board of Directors, and legal representative with the power to represent and act on behalf, of Huan Li.

Although we have not previously experienced difficulties with regard to Huan Li permitting us to use its import quota, there can be no guarantee that the import quota will be available to us in the future. Huan Li can rescind its grant to us of the import quota at any time. If we are unable to use Huan Li’s import quota, our business, financial condition and results of operations would be materially adversely affected. Without the import quota, we may have to purchase domestically supplied plastic waste for our manufacturing processes.  Domestic plastic waste is typically poorly sorted, which increases our production costs and most of the plastic waste available domestically has already been recycled, and it therefore has a lower tensile force which would negatively impact the quality of our products.

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

Given the nature of our business, we generate waste water, exhaust fumes and noise during our production process. We have implemented a comprehensive set of environmental protection measures to treat waste water and emissions generated during our production process to minimize the impact of our production process on the environment.

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

Our Sales Are Dominated By Sales in China Which Could Have An Adverse Effect On Our Business.

For each of the two fiscal years ended December 31, 2012 and 2011 almost all of our sales were derived from customers in China. We expect that the domestic market in China will continue to be our major market. Our business is therefore heavily dependent on the demand for plastics in China and the domestic market prices of LDPE. In the event that there is any material adverse change in the level of the demand of raw material for plastic products in China or if there are a significant price fluctuations in China, our performance could be adversely affected.

The Staff Of Our Accounting Department Lack Training And Experience In Accounting Principles Generally Accepted in the U.S., Which May Result In Accounting Errors In The Financial Statements That We File With The Securities And Exchange Commission.

Our executive offices are located in Fuqing City, Fujian Province in the PRC. Our entire bookkeeping and accounting staff is located there. Our books and records are maintained in Chinese, using Chinese accounting principles. Chinese accounting principles vary in many important respects from accounting principles generally accepted in the U.S.. To file our Company’s financial statements with the Securities and Exchange Commission, our accounting staff must convert the financial statements from Chinese accounting principles to accounting principles generally accepted in the U.S.. However, none of the members of our accounting staff has extensive experience or training in the preparation of financial statements under accounting principles generally accepted in the U.S.. Nor do we have any employee who has previous experience in accounting and reporting for a U.S. public company. This situation creates a risk that the financial statements we file with the SEC may fail to present our financial condition and/or results of operations as required by SEC rules and the accounting principles generally accepted in the United States.

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

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting. Annual reports on Form 10-K filed under the Exchange Act must contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated or accelerated filers must include in their annual reports on Form 10-K an attestation report of their principal auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies are not required to include an attestation report of their auditors in annual reports.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2012, management identified a material weakness relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements.

We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remediate the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to identify material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A.“Controls and Procedures” for more information.

RISKS RELATING TO OUR COMMON STOCK

Our Common Stock Price May Be Volatile And Could Decline In The Future.

The stock market in general and the market price for other companies based in the PRC have experienced extreme stock price fluctuations. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies in China have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside of our control, could cause the price of our Common Stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our Common Stock:

●	announcements of technological innovations by us or our competitors;

●	our ability to obtain additional financing and, if available, the terms and conditions of the financing;

●	our financial position and results of operations;

●	litigation;

●	period-to-period fluctuations in our operating results;

●	changes in estimates of our performance by any securities analysts;

●	new regulatory requirements and changes in the existing regulatory environment;

●	the issuance of new equity securities in a future offering;

●	changes in interest rates;

●	changes in environmental standards;

●	market conditions for securities traded on the NASDAQ;

●	investor perceptions of us and the plastics recycling industry generally; and

●	general economic and other national conditions.

The Trading Market In Our Common Stock Is Limited And May Cause Volatility In The Market Price.

Our Common Stock is currently quoted on the NASDAQ Capital Market under the symbol “GPRC”. The quotation of our Common Stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Thus, the market price for our Common Stock is subject to volatility and holders of Common Stock may be unable to resell their shares at or near their original purchase price or at any price. In the absence of an active trading market:

●	investors may have difficulty buying and selling or obtaining market quotations;

●	market visibility for our Common Stock may be limited; and

●	a lack of visibility for our Common Stock may have a depressive effect on the market for our Common Stock.

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

One Shareholder Exercises Significant Control Over Matters Requiring Shareholder Approval.

A single shareholder, Fresh Generation, has voting power equal to approximately 57.64% of our voting securities as of March 25, 2013. As described in greater detail later in this Annual Report, Chen Min, our Chief Executive Officer and Chairman of the Board, is the beneficial owner of the shares of our Common Stock held by Fresh Generation. Furthermore, Mr. Min Chen holds a portion of such shares in trust for the benefit of certain of our other directors. As a result, Mr. Min Chen and such directors, through such indirect stock ownership, can exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by other shareholders.

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

As a result of the assessment of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act as of December 31, 2012, we have identified the fact that we lack sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements as a material weakness in our internal control over financial reporting.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have taken measures and plan to continue to take measures to remediate this material weakness. However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting. Our failure to address any material weakness could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

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

Guanwei has land use rights to approximately 42,500 square meters of land located at Taicheng Farm in Fuqing City, Fujian Province, PRC. This land use right expires July 26, 2056.  We also leased an adjacent land for a period of 60 years for an area of approximately 6,075 square meters for a term through June 2070.  Guanwei houses a 67,000 square meter headquarter building, storage and manufacturing facility, in which it conducts all its manufacturing processes, on these lands.  The facility has a sewage treatment facility that is able to filter and process the waste products resulting from the manufacturing. The current production capacity of the manufacturing facilities is 80,000 tons per year.

Item 3. Legal Proceedings.

As of the date of this filing, neither the Registrant nor any of its subsidiaries are a party to any legal proceeding that could reasonably be expected to have a material impact on its operations or finances.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 25, 2013, our common stock is quoted on the NASDAQ Capital Market in the United States of America under the symbol “GPRC”. As of March 25, 2013, 10,407,839 shares of our Common Stock are issued and outstanding. The quotation of our Common Stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our Common Stock will develop in the future. In the absence of an active trading market:

●	Investors may have difficulty buying and selling or obtaining market quotations;

●	Market visibility for our common stock may be limited; and

●	A lack of visibility of our common stock may have a depressive effect on the market price for common stock. The Company’s common stock may be subject to delisting.

When the trading price of our Common Stock is below US$5.00 per share, the Common Stock is generally considered to be a “penny stock” that is subject to rules promulgated by the SEC (Rule 15-1 through 15g-9) under the Exchange Act. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the SEC’s standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the brokers-dealer’s and sales representatives compensation; and (d) providing to customers monthly account statements.

The following table sets forth on a per share basis for the periods shown, the high and low closing bid prices of our Common Stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Where applicable, the prices set forth below give retroactive effect to our one-for-two reverse stock split which became effective on December 5, 2012.

Closing Bid Prices	High	Low

Calendar Year Ended December 31, 2012

4th Quarter:	$2.26	$1.32

3rd Quarter:	$1.80	$1.26

2nd Quarter:	$3.42	$1.50

1st Quarter:	$1.86	$1.50

Calendar Year Ended December 31, 2011

4th Quarter:	$2.98	$1.40

3rd Quarter:	$4.20	$2.34

2nd Quarter:	$5.20	$2.34

1st Quarter:	$8.40	$4.60

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

Holders of Common Equity

As of March 25, 2013, the Registrant has 10,407,839 shares of our common stock outstanding held by 8 holders of record. The Registrant believes that it has more shareholders since many of its shares are held in “street” name. See also the “Security Ownership of Certain Beneficial Owners and Management” below for a table setting forth (a) each person known by us to be the beneficial owner of five percent (5%) or more of our Common Stock and (b) all directors and officers individually and all directors and officers as a group as of the date of this Report, after giving effect to the Exchange.

Securities Authorized for Issuance under Equity Compensation Plans

During the period covered by this Annual Report, no equity securities were issued or sold pursuant to the Registrant’s 2010 Omnibus Long-Term Incentive Plan and there are no other compensation plans (including individual compensation arrangements) under which the Registrant’s equity securities may be authorized for issuance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

There were no purchases of equity securities by the Registrant or any of the Registrant’s affiliates during the fourth quarter of the fiscal year ended December 31, 2012.

Recent Sales of Unregistered Securities.

On April 20, 2012, the Company entered into an Indebtedness Conversion Agreement with Chenxin International Limited (“Chenxin International”) pursuant to which the Company would issue 407,824 (pre reverse split of 815,648) shares of the Company’s common stock to Chenxin International, at $3.60 (pre reverse split of $1.80) per share in consideration for the conversion by Chenxin International of certain advances in the amount $1,468,167 due to Chenxin International.

Item 6.  Selected Financial Data.

Not applicable

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

The Company is organized as a single business segment and is committed to sourcing and developing innovative ideas and markets for recycled materials, and concentrates on transforming plastic waste into useful plastic grains. Its mission is to be an environmentally conscious, profitable manufacturer of plastics products of the highest quality. Guanwei procures raw material in the form of plastic waste from its suppliers and uses this material to manufacture recycled plastic grains, which are then sold to manufacturers of consumer products in various industries. Guanwei specializes in the production of various recycled plastics products, the most important of which is LDPE. Guanwei has developed four distinct grades of LDPE plastic grains, which are sold to customers to be manufactured into a broad range of end products. Guanwei currently sells to more than 300 customers, including over 150 active recurring customers during 2012, in over 10 industries, ranging from shoe manufacturing, architecture and engineering, industrial equipment and supplies, and chemical and petrochemical manufacturing. Guanwei’s LDPE products in particular are widely used in the manufacturing of chemical and functional fibers, and is the main raw material for shoe soles, insulation material, fire-proofing and water-proofing material, and foam.

Guanwei operates its business in compliance with the highest environmental standards in order to meet the stringent requirements of both German and Chinese authorities. In fact, on June 18, 2009, Umweltagentur Erftstadt, a provider of certification services, issued its audit report on the compliance of Guanwei's operations with German regulations regarding pollution and environmental controls. Based upon its audit, Umweltagentur Erftstadt determined to issue a certificate to Guanwei as to such compliance. Holding such a Compliance Certificate permits a plastics recycler to purchase plastic waste directly from German suppliers.

The Company’s corporate offices are located at Rong Qiao Economic Zone, Fuqing City, Fujian Province, People’s Republic of China, 350301. Our telephone number is 86-591 85369 6197.

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

In 2012, we acquired additional factory equipment to improve our production efficiency. We also built additional storage space of 3,000 square meters for our raw materials which will allow us to better manage our production cycle to meet our customers’ orders.

Critical Accounting Policies, Estimates and Assumptions

Accounting Principles

Our discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements. These financial statements are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”), which require us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses, to disclose contingent assets and liabilities on the date of the financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. The most significant estimates and assumptions include revenue recognition, valuation of inventories, useful lives of property and equipment, and valuation allowance of deferred taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Annual Report reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

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

Sales of non-LDPE waste materials and sales of raw materials are recognized on the same basis as sales of LDPE.

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

We estimate the net realizable value for such finished goods and work-in-progress based primarily upon the latest invoice prices and current market conditions. If the market value of an inventory drops below its carrying value, we record a write-off to cost of sales for the difference between the carrying cost and the market value. During the years ended December 31, 2012 and 2011, the Company recorded no inventory write down. We carry out an inventory review at each reporting period.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of December 31, 2012, the Company has undistributed profits of approximately $40,305,000 that are subject to withholding tax when distributed. Since the Company intends to reinvest these undistributed profits to further expand its businesses and does not intend to declare dividends, the Company has not recorded a withholding tax in relation to these undistributed profits. Should the Company’s distribute all these profits, the aggregate withholding tax will amount to approximately $4,031,000 which assumes the current tax rate 10% of the undistributed earnings prepared under PRC GAAP after 2007.

The Company has no material uncertain tax positions as of December 31, 2012 or unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters as an income tax expense. As of December 31, 2012, there is no interest and penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

(d)           New Accounting Standards

Recently Adopted Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Topic 820 - Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs (“ASU 2011-04”). The amendments establish common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 became effective for the first interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Topic 220 - Comprehensive Income: Presentation of Comprehensive Income (“ASU 2011-05”). The amendments eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity, require consecutive presentation of the statement of net income and other comprehensive income and require reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. In December 2011, the FASB issued ASU No. 2011-12, Topic 220 - Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”) to defer the effective date of the provision requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, the remaining requirements of ASU 2011-05 became effective for the first interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Topic 350 - Intangibles - Goodwill and Other: Testing Goodwill for Impairment (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In December 2011, the FASB issued ASU No. 2011-11, Topic 210 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 will be effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02 - Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. FASB issued ASU 2012-12 in response to feedback on ASU 2011-08, which amended the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Similarly, under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e. a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Topic 220 – Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  ASU 2013-02 changes the presentation requirements of significant reclassifications out of accumulated other comprehensive income in their entirety and their corresponding effect on net income. For other significant amounts that are not required to be reclassified in their entirety, the standard requires the company to cross-reference to related footnote disclosures. ASU 2013-02 became effective for the company on January 1, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05 Topic 830 – Foreign Currency Matters (“ASU 2013-05”).  ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity.  ASU 2013-02 became effective for the company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013.  The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

Results of Operations for the Fiscal Year Ended December 31, 2012 Compared To the Fiscal Year Ended December 31, 2011

The following table sets forth a summary of certain key components of our results of operations for the years indicated, in USD.

	For the Years Ended December 31,		Change in
	2012	2011	%

Net revenue	$79,043,356	$63,600,678	24.28%
Cost of revenue	60,440,237	44,111,700	37.02%
Gross profit	18,603,119	19,488,978	(4.55)%
Selling and marketing expenses	417,597	398,513	4.79%
General and administrative expenses	2,297,782	1,994,873	15.18%
Interest income	55,781	88,249	(36.79)%
Interest expense	-	(29,083)	(100.00)%
Net foreign exchange gain	62,806	156,602	(59.89)%
Loss on disposal of property and equipment	(33,452)	(72,174)	(53.65)%
Miscellaneous	6,372	7,383	(13.69)%
Income taxes	4,143,952	4,453,121	(6.94)%
Net income	11,835,295	12,793,448	(7.49)%

Revenues

The following table sets forth a summary of our net revenue by categories for the periods indicated, in USD.

	For the Years Ended December 31,		Change in
	2012	2011	%

Sales of recycled LDPE	$67,331,679	$61,900,588	8.77%
Sales of sorted non- LDPE materials	1,913,859	1,700,090	12.57%
Sales of raw materials	9,797,818	-	-
	$79,043,356	$63,600,678	24.28%

Our revenues are derived from the sales of recycled LDPE and non-LDPE waste materials. We manufacture recycled LDPE from plastic waste and occasionally sell our raw materials when we have excess raw materials and the market conditions justify doing so.  We have approximately 10% to 12% of loss of materials during our production process.   The raw materials (i.e. plastic waste) we use in our operations generally contain approximately 9% of non-LDPE plastic waste, such as polyethylene terephthalate, polypropylene, or acrylonitrile butadiene styrene.  We sort and classify this non-LDPE material and sell it to other recycled plastic manufacturers who use these products.

Revenue generated during the fiscal year 2012 from the sale of manufactured recycled LDPE was $67,331,679, as compared to $61,900,588 for 2011, which represents an increase of 8.77%. This increase was due to an increase in both sales volume and selling price of manufactured recycled LDPE.  The Company sold 55,448 tons of manufactured recycled LDPE in the year ended December 31, 2012, representing an increase of 5.28% from the 52,666 tons sold in 2011. The average selling price of recycled LDPE increased 3.32% from approximately $1,175 per ton in 2011 to approximately $1,214 per ton in 2012.

We sold 16,444 tons of raw materials in the amount of $9,797,818 during the year ended December 31, 2012.  In order to get a volume discount from our suppliers, we verbally agreed to purchase certain quantities in order to continue get our raw materials at lower prices.  Raw materials in excess of our production needs were sold at a small profit in order to free up our storage space.  We did not sell any raw materials during the same period of 2011.

Revenue generated from the sales of sorted non-LDPE material increased from $1,700,090 in 2011 to $1,913,859 in 2012, representing an increase of 12.57%. This was due to an increase in both sales volume and selling price. Guanwei sold 6,135 tons of sorted non-LDPE material in 2012, representing an increase of 5.41% from 5,820 tons sold in the same period of 2011. A higher volume of non-LDPE material was sold during the fiscal year 2012 because our production of LDPE material increased.  Since non-LDPE material is a by-product of manufacturing our LDPE products, the increase of our sales of non-LDPE material is in line with the increase of our LDPE product sales. The average selling price of sorted non-LDPE material increased 6.85% to approximately $312 per ton in 2012 from approximately $292 per ton in 2011. As with recycled LDPE, the average selling price of sorted non-LDPE materials has increased steadily since the first quarter of 2009.

Our revenue may be affected by the import quotas granted by the PRC’s Ministry of Environmental Protection.  On July 11, 2011, Guanwei received official government approval for expansion of its quota for imported plastic waste. Pursuant to the approval, the Guanwei’s import quota increased from 24,000 tons to 64,000 tons in 2011.  We have been approved for an import quota of 100,000 tons and 80,000 tons of plastic waste in 2013 and 2012, respectively.  Guanwei entered into an agreement, dated November 1, 2008, pursuant to which Guanwei has been permitted to use, at no cost, the 35,000 tons per year import quota granted to Fuqing Huan Li Plastics Company Limited (“Huan Li”) for a term of 10 years. Min Chen, our Chief Executive Officer and Chairman of the Board, is also the Chief Executive Officer, Chairman of the Board and legal representative of Huan Li. Huan Li’s import quota was reduced to 15,000 for the year of 2013  Accordingly, we are only allowed to use Huan Li’s quota up to 15,000 tons of imported plastic waste.  There can be no guarantee that Huan Li’s import quota will be available to us after the expiration of the agreement. If we are unable to use Huan Li’s import quota or obtain the grant of an import quota from the Ministry of Environment Protection, our revenue and results of operations would be materially adversely affected. Please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for further information and other factors that may affect our revenue.  Together with the import quota of 35,000 tons contracted from Huan Li, the Company had a total import quota of 115,000 tons in 2012.

Other than as disclosed elsewhere in this Annual Report, we are unaware of any trends or uncertainties which have or which we reasonably expect to have a material impact on net sales or revenues from continued operations.

Cost of Revenue

	Year Ended December 31,		Year Ended December 31,
	2012		2011
	in $	% of Net Revenue	in $	% of Net Revenue	Change in %

Cost of manufactured recycled LDPE and sorted non-LDPE materials	$51,041,177	73.71%	$44,111,700	69.36%	15.71%
Cost of raw material sales	9,399,060	95.93%	-	-	-
	$60,440,237	76.46%	$44,111,700	69.36%	37.02%

During the years ended December 31, 2012 and 2011, our cost of revenue was $60,440,237 and $44,111,700, representing 73.71% and 69.36% of net revenue, respectively.

During the years ended December 31, 2012 and 2011, our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material was $51,041,177 and $44,111,700, representing 73.71% and 69.36% of net revenue from sales of manufactured recycled LDPE and sorted non-LDPE material.  The increase in the percentage of cost to net revenue is primarily due to manufacturing costs increased at a faster pace than the increase in our selling price.  Raw material prices increased 4.64%, from $690 per ton in 2011 to $722 per ton in 2012, while the average selling prices of manufactured recycled LDPE and sorted non-LDPE material increased 3.32% and 6.85%, respectively, from $1,175 per ton and $292 per ton in 2011 to $1,214 per ton and $312 per ton in 2012.

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

Gross Profit

During the fiscal year 2012, we were able to achieve price increases throughout the year. There also were indications of stabilization in some of our key costs in the second half of the year, in particular, for raw materials, where cost increases were relatively moderate in comparison with prior periods. Nevertheless, our overall gross profit for 2012 decreased 4.55% to $18,603,119, compared to $19,488,978 for 2011.  During the fiscal year 2012, our overall gross profit margin decreased to 23.54% from 30.64% in 2011. The 7.1 percent points decrease in overall gross profit margin was attributable to our raw material cost increasing at a faster rate than the increase in our selling price of recycled LDPE and overall increases in direct labor and overhead cost.  In addition, we sold certain raw materials with an average gross profit margin of  4.07% in 2012.  We did not sell any raw materials in 2011.

Gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material during 2012 decreased by $1,284,617 to $18,204,361, or 26.29% of net revenue, from $19,488,978, or 30.64% for 2011. The decrease in gross profit was primarily the effect of increases in selling price and sales volume which were not sufficient to cover the increase of raw material, direct labor and overhead cost.  During 2012, we continued to experience increases in manufacturing cost.   During 2012, the sales volume of manufactured recycled LDPE and sorted non-LDPE material increased 5.28% and 5.41%, respectively, and their average selling prices increased 3.32% and 6.85%, respectively. The average per-ton manufacturing cost of recycled LDPE and sorted non-LDPE material during 2012 continued to climb at a faster pace than the increase in our selling prices.

Gross profit from sales of raw materials during 2012 was $398,758 or 4.07% of net revenue from sales of raw materials.  We did not have such revenue in 2011.

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

Operating Expenses

Sales and marketing expenses primarily consist of transportation and courier costs and payroll and related benefits. In 2012, sales and marketing expenses increased 4.79% to $417,597, compared to $398,513 for 2011. The increase was primarily caused by the increase in payroll and related benefit costs.  Our payroll cost increased to $238,475 in 2012 from $216,028 in 2011.  Sales and marketing expenses also include our delivery cost which is primarily affected by gasoline prices.  Our customers may choose to either pick up their products with their own vehicles or to have the Company arrange delivery, in which case the transportation costs are categorized as selling and marketing expenses. Our delivery cost for 2012 is not materially different from that for 2011.  The Company believes delivery cost will fluctuate due to the fluctuation of gasoline prices and our sales volume.

General and administrative expenses primarily consist of management remuneration, depreciation and amortization, employee welfare costs, and legal and professional fees.  During 2012, general and administrative expenses increased 15.18% to $2,297,782, compared to $1,994,873 in 2011.  This increase was primarily due to the following:

-	the increase in pension contributions to $204,000 for 2012 from $141,000 for 2011, an increase of $63,000 or 44.68%, due to increased mandatory coverage imposed by the government;

-
the increase in employee insurance and welfare expense to $195,000 from $123,000 for 2011, an increase of $72,000 or 58.54%, due to implementation of mandatory medical insurance coverage beginning in November 2011; and

-	the increase in travel and entertainment expense to $171,000 for 2012 from $96,000 for 2011, an increase of $75,000 or 78.13%.

Other Income (Expenses)

Our interest income is generated by interest earned on deposits with banks and financial institutions and interest expenses are amounts we pay in interest with respect to our borrowings.  The decrease in interest income of $32,468, to $55,781 for 2012 from $88,249 for 2011, is due to lower interest rates on bank savings.

Interest expenses decreased as a result of borrowings paid off in the first quarter of 2011.  Therefore, we did not incur any interest expenses in 2012.

Net foreign exchange gain decreased $93,796 to $62,806 for 2012 from $156,602 for 2011.  Since a majority of our raw materials from Europe are settled in USD or Euro, foreign exchange gain (loss) will be affected by currency exchange fluctuation between USD and Euro and RMB.

Loss on disposal of property and equipment was primarily related to disposing certain factory equipment which was replaced by new machinery and equipment.  We intend to continue to acquire new machinery and equipment to improve our production efficiency.

We support our operations through a combination of self-generated profit and limited amount of loans from banks and financial institutions. As of December 31, 2012 and 2011, we did not have any outstanding borrowings as we have sufficient working capital to meet our short term cash needs.

Net Income

During the fiscal year of 2012, while there were indications of a stabilization in some key costs in the second half of the year, the increases in our manufacturing costs for the full year outpaced our average selling prices.  During the year ended December 31, 2012, our net income decreased 7.49% to $11,835,295, as compared to $12,793,448 for 2011. We continued to see growth in our average selling prices for our products and sales volume.  However due to the increases of our manufacturing costs which outpaced our average selling prices, our net profit dropped slightly during the year ended December 31, 2012.  If we see further strengthening of the Chinese economy in 2013, as many are predicting, we believe we should continue to be able to realize improvements in tonnage sales and pricing.

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

Substantially all of our purchases for the fiscal year ended December 31, 2012 were denominated in the U.S. dollar and the European Union euro. Accordingly any significant movements in the exchange rate between the U.S. dollar or European Union euro and the Renminbi will have a significant impact on our operating income.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time. The exchange rates at December 31, 2012 and 2011 were approximately 6.3011 and 6.3523 Renminbi to 1 U.S. dollar, respectively.  Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars.  We recognized a foreign currency translation gain in other comprehensive income of approximately $284,318 and $1,067,008 for the fiscal years ended December 31, 2012 and 2011.  If the exchange rate were to increase by 10% to US$1.00 = RMB6.931 at December 31, 2012, our foreign currency translation gain in other comprehensive income would potentially decrease by approximately $4,278,594 for the year ended December 31, 2012. If the exchange rate were to decrease by 10% to US$1.00 = RMB5.671 at December 31, 2012, our foreign currency translation gain in other comprehensive income would potentially increase by approximately $5,230,886 for the year ended December 31, 2012.

Liquidity and Capital Resources

We generally finance our operations through operating profit and through short-term borrowings from banks and financial institutions.

As of the date of this Annual Report, we have not experienced any difficulties due to a shortage of capital or in raising funds through loans from banks and financial institutions, and we have not had any liquidity problems in settling our payables in the normal course of business and repaying our loans when they come due.  We are unaware of any trends, demands, commitments events or uncertainties that will result or be likely to result in material changes in our liquidity.

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

The following table sets forth the summary of our cash flows, in USD, for the fiscal years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011

Net cash provided by operating activities	$1,725,960	$1,661,295
Net cash used in investing activities	(2,694,126)	(3,844,094)
Net cash provided by (used in) financing activities	517,863	(910,871)
Effect of exchange rate changes on cash	100,858	586,237
Net decrease in cash and cash equivalents	(349,445)	(2,507,433)
Cash and cash equivalents at beginning of year	12,432,803	14,940,236
Cash and cash equivalents at end of year	$12,083,358	$12,432,803

Operating activities

During the year ended December 31, 2012, we generated net cash from operating activities of $1,725,960 as compared to $1,661,295 for 2011.  During the year ended December 31, 2012, net cash provided by operating activities was primarily due to net income of $11,835,295 which was partially offset by the increase in accounts receivable of $4,791,673 because we continued to extend credits to more customers with good credit history and customers we have a long history of doing business with, an increase in inventories of $1,700,239 because we expected a strong sales month in January 2013, an increase in advances from suppliers of $1,827,480 and a decrease in accounts payable of $4,728,146 was due to new arrangements with suppliers about advances for raw materials.  Our customers paid slower during 2012 as a result of general economy slowdown.  We will continue monitor our accounts receivable and our customers financial conditions to avoid any bad debt loss.  Through December 31, 2012, we have not suffered any material amounts of bad debt.

During the year ended December 31, 2011, net cash provided by operating activities was primarily due to net income of $12,793,448 and an increase in accounts payable of $2,340,991 due to the increase of inventory purchases which were partially offset by the increase in accounts receivable of $4,395,346 due to a new credit policy established to extend credit to customers in 2011 and increase in inventories of $8,370,973 due to increased revenues in 2011.

Investing Activities

During the fiscal year ended December 31, 2012 and 2011, net cash used in investing activities was $2,694,126 and $3,844,094, respectively. We incurred capital expenditures of $2,694,126 and $3,847,657 for the years ended December 31, 2012 and 2011, respectively.  The capital expenditures were primarily related to the building improvements and other factory equipment purchases.  We incur capital expenditure as needed in order to improve our facility and add new equipment or to replace existing equipment in order to improve our production process and efficiency.  During the fiscal year ended December 31, 2011, we sold certain equipment for cash proceeds of $3,563.

Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2012 was $517,863, representing an increase of $1,428,734, compared to $910,871 net cash used in financing activities in 2011. We received loans from a shareholder in the amount of $517,863 to pay certain professional fees during the year ended December 31, 2012. We repaid short term borrowings of $3,813,283, which was partially offset by the release of restricted cash in the amount of $2,339,860 as a result of the repayment of our short term borrowings and we received loans from a shareholder of $562,552 to pay certain professional fees during the year ended December 31, 2011.

Working Capital

Our working capital as of December 31, 2012 was $35,505,028, compared to working capital of $23,802,762 as of December 31, 2011, representing an increase of $11,702,266 or 49.16%. The improved working capital during the year ended December 31, 2012 was mainly due to the net operating cash flows generated from the increases in our net income and conversion of debt through issuance of common stock.  We expect to use our working capital to expand the growth of our business including adding new machinery and equipment and improving our production facility in order to increase our production efficiency.   At December 31, 2012, we believe we would have sufficient working capital to fund our operations in the next twelve months.

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

Foreign Cash

As of December 31, 2012 and 2011, the Company had cash deposits of $12.1 million and $12.4 million placed with several banks and a financial institution in the People’s Republic of China, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-21 comprising a portion of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

On February 6, 2012, the Audit Committee of the Board of the Registrant accepted the resignation of BDO Limited (“BDO”), the Registrant’s independent auditors. BDO had served as the Company’s independent public accounting firm since December 16, 2009. On February 7, 2012, upon recommendation by the Audit Committee and upon approval by the Board, the Registrant engaged Friedman LLP (“Friedman”) to serve as the Registrant’s independent registered public auditing firm.

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

Item 9A. Controls and Procedures.

Disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company, and to evaluate the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”).  Disclosure controls and procedures are  controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer and, as appropriate to allow for timely decisions regarding required disclosure.  The Certifying Officers have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2012 because the Company’s accounting department personnel have limited knowledge and experience in U.S. GAAP and SEC reporting requirements as of the Evaluation Date.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. As of December 31, 2012, the Certifying Officers have identified a material weakness that the Company’s accounting department personnel have limited knowledge and experience in U.S. GAAP and SEC reporting.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012 due to the identified material weakness of the Company above.

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

Management’s Remediation Initiatives

In response to the above identified material weakness and to continue strengthening the Company’s internal control over financial reporting, we have done the following remediation initiatives during the year ended December 31, 2012:

˙
hired an external consultant with extensive experience in US GAAP and SEC reporting who is responsible to assist the Company to prepare the financial statements in accordance with US GAAP, complete the periodical SEC reporting process and provide on-going training to the Company’s accounting staff to enhance our accounting personnel’s knowledge in US GAAP;

˙	continued our efforts to recruit additional personnel with sufficient knowledge and experience in US GAAP; and

˙	continued our efforts to provide ongoing training courses in US GAAP to existing personnel, including our Chief Financial Officer and in-charge accountant.

Changes in Internal Control Over Financial Reporting

During fiscal year 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, positions and offices or employments for the past five years as of the date of this filing, of the Registrant’s executive officers and directors.

Name	Age	Position(s)	Experience
Min Chen	44	Chairman of the Board of Directors, Chief Executive Officer, President
Min Chen has served as the Company’s Chairman, Chief Executive Officer and President since November 2009. He is the founder of the Company’s wholly-owned subsidiary, Fuqing Guanwei Plastic Industry Co. Ltd., and has served as its Chief Executive Officer and Chairman of its Board of Directors since inception in 2005; from 1999 to 2005, Mr. Chen served as Chief Executive Officer and Chairman of the Board of Directors of Fuqing Huanli Plastic Corp. He holds a Bachelor’s degree in economics from Xiamen University. Mr. Chen studied at both Japan Arsker College and Japan University and obtained degrees in economics, and obtained a Master’s degree in innovative administration from Tsing Hua University in 2009. While in Japan, Mr. Chen completed a study of the advanced Japanese recycling business and upon returning to China in 1999, he established Gaoming Plastics Inc., a plastic recycling business. Mr. Chen has been working to expand the scale and level of recycling in China in a cost-efficient way.  Mr. Chen’s substantial knowledge of and experience with the Company, its operating subsidiary, and the recycled plastics industry, along with his leadership experience gained from his positions both within the Company and his other business experience, make him qualified to serve on the Board.  In addition, the Board felt that Mr. Chen’s specific educational experiences allow him to provide valuable insight into the management and direction of the Company.

Qijie Chen	46	Director
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

Juguang Gao	50	Director
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

Changzhu Wang	40	Independent Director, Chairman of the Corporate Governance and Nominating Committee, Member of the Compensation Committee
Changzhu Wang has served on the Company’s Board since 2009. He founded and has served as President and CEO of Shandong Rongchen Real Property Development Corp. since 2004. He earned a Bachelor’s degree in business administration from Yokohama National University in 1995.  The Board concluded that Mr. Wang is a valuable member of the Board due to his educational background and business experience, and his experience with the Company, which provide unique insight and knowledge.

Rui Wang	43	Independent Director, Chairman of the Compensation Committee, Member of the Audit Committee, Member of the Corporate Governance and Nominating Committee
Rui Wang has served on the Company’s Board since 2009.  In 2002, Mr. Rui founded and has served as President and CEO of Tianjin Yuanchuang Shuntian Architech Design & Consulting Inc. He earned a Bachelor’s degree in English Literature from Tianjin Foreign Studies University in 1991 and a Bachelor’s degree in Business & Commerce from University of Tokyo in 1997.  Mr. Wang’s leadership, educational and business experience, along with his experience with the Company, led the Board to conclude that he is qualified to serve as a director of the Company.

Howard Barth	61	Independent Director, Chairman of the Audit Committee
Howard Barth has served on the Company’s Board since 2009.  Currently he is also director and chairman of the Audit Committee of China Auto Logistics Inc. (a Nasdaq-listed company) since November 2008 and a director of Yukon Gold Corp. (an OTCBB-listed company).  From 2005 until May 2008, he served as a director of Yukon Gold Corp. and from May 2008 to December 2008 he serves as President and C.E.O. (at the time, dual listed on the OTCBB and TSX).  He has also been a director and chairman of the Audit Committee from December 2005 until June 2009 for Nuinsco Resources Limited (a TSX listed company).  He was also a director of Offshore Petroleum Corp. and Uranium Hunter Corporation (an OTCBB listed company).  Mr. Barth has operated his own public accounting firm in Toronto, Canada since 1985, and has over 30 years of experience as a chartered accountant. He is a member of the Canadian Institute of Chartered Accountants and the Ontario Institute of Chartered Accountants. He earned a Bachelors and Master’s degree in accounting from York University.   Mr. Barth’s extensive financial experience and his experience with both Canadian- and US-listed companies led the Board to conclude that Mr. Barth is a valuable member of the Board.

Jingshou Qin	42	Independent Director, Member of the Audit Committee, Member of the Compensation Committee, Member of the Corporate Governance and Nominating Committee
Jingshou Qin has served on the Company’s Board since 2009. In 2000, he founded and has served as General Manager of Fuqing Yonghe Plastic & Rubbery Corp. inception. Prior to that he spent 8 years working for various plastic companies in sales and marketing. He earned a Bachelor’s degree in Mathematics from Fujian Normal University in 1993.  The Board concluded that Mr. Qin’s substantial experience in the plastics industry, along with his sales, marketing and leadership experiences in the industry and with the Company, provide valuable industry insight and qualify him to serve on the Board.

Feng Yang	44	Chief Financial Officer, Secretary, Treasurer
Feng Yang served as Chief Financial Officer, Secretary and Treasurer of the Company since November 2009.  He has served as Chief Financial Officer of Guanwei since 2009; from 2007 to 2009, he served as Chief Financial Officer of Xi’An Li Ao Technology Inc. From 2003 to 2006, he worked as the financial controller for China Diary Group Limited (CHDA, Singapore Securities Exchange listing) and served as the Chief Financial Officer for Xi'An Silver Bridge Bio-tech Corp. (a Singapore listed corporation) from 2001 to 2003. Mr. Yang is a certified public accountant in China and has over 19 years of accounting experience.  He earned a Bachelor’s degree in Accounting from China Northwest University.

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

Committees

The Company’s business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Our board of directors has three committees - the audit committee, the compensation committee, and the corporate governance and nominating committee. The audit committee is comprised of Mr. Howard Barth, Mr. Rui Wang and Mr. Jingshou Qin, with Mr. Howard Barth serving as chairman.  The compensation committee is comprised of Mr. Rui Wang , Mr. Changzhu Wang, Mr. Jingshou Qin, with Mr. Rui Wang serving as chairman. The corporate governance and nominating committee is comprised of Mr. Changzhu Wang, Mr. Rui Wang, and Mr. Jingshou Qin, with Mr. Changzhu Wang serving as chairman. All of the directors who serve on each of the audit, compensation, corporate governance and nominating committees are "independent" directors based on the definition of independence in the listing standards of the NASDAQ Stock Market.

Audit Committee. The Registrant has a standing Audit Committee, which is currently comprised of the following directors of the Registrant: Howard S. Barth (Chair), Rui Wang and Jinshou Qin, each of whom is an independent director, as independence is currently defined in applicable SEC and NASDAQ rules.  The Audit Committee was established by the Board on December 4, 2009.  The Board has determined that Mr. Barth qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Barth’s level of knowledge and experience based on a number of factors, including his formal education and experience.

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

Our board of directors has determined that it has an "audit committee financial expert" as defined by Item 407(d)(5)(ii) and (iii) of Regulation S-K as promulgated by the Securities and Exchange Commission. Our audit committee financial expert is Mr. Howard Barth.

Compensation Committee.  The compensation committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees generally.  If so authorized by the board of directors, the committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt.  The compensation committee does not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee consults with the chief executive officer, who may make recommendations to the compensation committee.  Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations.  The committee will also discuss compensation policies for employees who are not officers with the chief executive officer and other responsible officers.   A copy of the Compensation Committee Charter is also available as an exhibit to the Current Report on Form 8-K filed by the Registrant on December 22, 2009.

Corporate Governance and Nominating Committee.  The corporate governance and nominating committee is involved in evaluating the desirability of and recommending to the board any changes in the size and composition of the board, evaluation of and successor planning for the chief executive officer and other executive officers, development principles of corporate governance, annual review of principles of corporate governance and oversight of compliance by the board and its committees.  The qualifications of any candidate for director will be subject to the same extensive general and specific criteria applicable to director candidates generally.  A copy of the Corporate Governance and Nominating Committee Charter is also available as an exhibit to the Current Report on Form 8-K filed by the Registrant on December 22, 2009. The corporate governance and nominating committee will consider qualified director candidates recommended by stockholders if such recommendations for director are submitted in writing to us, provided such recommendation has been made in accordance with the relevant by-laws.

At this time, no additional specific procedures to propose a candidate for consideration by the corporate governance and nominating committee, nor any minimum criteria for consideration of a proposed nomination to the board, have been adopted.

Family Relationships

There are no family relationships by and between or among the members of the Board or other executives. None of the Registrant’s directors and officers are directors or executive officers of any company that files reports with the SEC except as set forth in the Biographies section above.

Legal Proceedings Involving Officers and Directors

None.

Board Leadership Structure and Role in Risk Oversight

Min Chen is our chairman and chief executive officer. At the advice of other members of the management or the Board, Mr. Chen calls meetings of Board of Directors when necessary. We have four independent directors. We do not have a lead independent director. Our Board has three standing committees, each of which is comprised solely of independent directors with a committee chair. The Board believes that the Company’s chief executive officer is best situated to serve as chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company, with a single person setting the tone and managing our operations. The Board oversees specific risks, including, but not limited to:

●	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

●	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	reviewing annually the independence and quality control procedures of the independent auditors;

●	reviewing, approving, and overseeing risks arising from proposed related party transactions;

●	discussing the annual audited financial statements with the management;

●
meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and

●
monitoring the risks associated with management resources, structure, succession planning, development and selection processes, including evaluating the effect the compensation structure may have on risk decisions.

Our Board of Directors is responsible to approve all related party transactions according to our Code of Ethics. We have not adopted written policies and procedures specifically for related person transactions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Registrant’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Registrant believes that, during that past fiscal year, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met, except that Mr. Rui Wang did not file a Form 4 on time.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth compensation information concerning all cash and non-cash compensation awarded to, earned or paid to certain of our executive officers and other key employees of the Company who were serving as of the date of this Annual Report for services in all capacities during the last two (2) completed fiscal years ended December 31, 2012 and 2011. The following information includes the U.S. dollar value, based on the exchange rate of the RMB to USD on December 31, 2012, of bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Total ($)

Min Chen,	2012	114,224	114,224
CEO and Chairman (1)	2011	111,559	111,559

Feng Yang,	2012	76,149	76,149
CFO (2)	2011	74,372	74,372

Qijie Chen	2012	-	-
Vice General Manager (3)	2011	74,372	74,372

Jianli You,	2012	76,149	76,149
Workshop Manager (4)	2011	74,372	74,372

Juguang Gao,	2012	76,149	76,149
Operation Manager (5)	2011	74,372	74,372

**
The columns for “Bonus,” “Stock Awards,” “Option Awards,” “Non-Equity Incentive Plan Compensation,” “Non-qualified Deferred Compensation Earnings,” and “All Other Compensation” have been omitted because there were no such awards.

(1)	Min Chen’s base salary for the fiscal years ended December 31, 2012 and 2011 was RMB720,000, or $114,224 and $111,559, respectively.

(2)	Feng Yang’s base salary for the fiscal years ended December 31, 2012 and 2011 was RMB480,000, or $76,149 and $74,372, respectively.

(3)
Qijie Chen’s base salary for the fiscal years ended December 31, 2012 and 2011 was RMB0, and RMB480,000, respectively, or $0 and $74,372, respectively.  Mr. Qijie Chen took leave of absence for personal reason since January 2012 to present.  His duties and responsibilities as a vice general manager has been assumed by Mr. Min Chen, the CEO and chairman.

(4)	Jianli You’s base salary for the fiscal years ended December 31, 2012 and 2011 was RMB480,000, or $76,149 and $74,372, respectively.

(5)	Juguang Gao’s base salary for the fiscal years ended December 31, 2012 and 2011 was RMB480,000, or $76,149 and $74,372, respectively.

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

Director Compensation

The Registrant paid $24,000 to our audit committee chair/director for each of the years ended December 31, 2012 and 2011. No other directors received any compensation in either of the fiscal years ended December 31, 2012 and 2011. We may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (c)
Equity Compensation Plans Approved by Security Holders	0	n/a	1,200,000
Equity Compensation Plans Not Approved by Security Holders	0	n/a	n/a

Security Ownership of Certain Beneficial Owners

The following table sets forth each person known by us to be the beneficial owner of five percent (5%) or more of the Registrant’s Common Stock as of March 25, 2013.  Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner	Amount of Direct Ownership	Amount of Indirect Ownership	Total Beneficial Ownership	Percentage of Class (1)
Fresh Generation Overseas Limited (2) Rong Qiao Economic Zone Fuqing City Fujian Province, 350301 People’s Republic of China	6,000,000	–	6,000,000	57.64%

Security Ownership of Management

The following table sets forth the ownership interest in the Registrant’s Common Stock, as of March 25, 2013, of all directors individually and all directors and officers as a group. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner (4)	Amount of Direct Ownership	Amount of Indirect Ownership		Total Beneficial Ownership	Percentage of Class (1)
Min Chen, Chairman and CEO	–	1,632,000	(2)	1,632,000	15.68%
Qijie Chen, Director	–	1,092,000	(2)	1,092,000	10.49%
Jianli You, Workshop Manager	–	2,184,000	(2)	2,184,000	20.99%
Juguang Gao, Director	–	1,092,000	(2)	1,092,000	10.49%
Changzhu Wang, Director	–	–		–	–
Rui Wang, Director	–	407,824	(3)	407,824	3.92%
Howard Barth, Director	–				–
Jingshou Qin, Director	–	–		–	–
Feng Yang, Chief Financial Officer	–	–		–	–
ALL DIRECTORS AND OFFICERS AS A GROUP:		6,407,824		6,407,824	61.57%

(1)
Applicable percentage of ownership is based on 10,407,839 shares of Common Stock outstanding as of March 25, 2013, together with securities exercisable or convertible into shares of Common Stock within sixty (60) days of March 25, 2013 for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and insider trading regulations. The percentage computation is for form purposes only.

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

(3)
Rui Wang has significant control over Chenxin International Limited, a Hong Kong company and is deemed to beneficially own the shares of the Registrant’s Common Stock held by Chenxin International Limited.

(4)	Each beneficial owner has the same address as the Registrant.

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

Dividend

The Company has not paid any cash dividends during the years ended December 31, 2012 and 2011 and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

Import Quota

During the years ended December 31, 2012 and 2011, the Company utilized the import quota of a related party, Huan Li, for importing regenerative plastic materials at no consideration. Huan Li is considered to be a related party since Chen Min, an officer, director and shareholder of Guanwei and an officer and director of the Registrant, is also the Chief Executive Officer, Chairman of Board of Directors and legal representative of Huan Li. Huan Li is an inactive entity and has no operations.

Accrued Expenses

Chenxin International, a Hong Kong company and shareholder of the Registrant which is controlled by Mr. Rui Wang (“Mr. Wang”), a director of the Registrant, has an oral arrangement with the Company further discussed below pursuant to which Chenxin International has paid accrued expenses of $517,863 and $562,552 on behalf of the Registrant during the years ended December 31, 2012 and 2011, respectively.   These amounts were related to legal and professional fees which are not payable in Chinese RMB (audit and audit-related expenses, legal fees, fees payable to the Company's transfer agent and EDGAR agent, and fees paid to NASDAQ and the SEC relating to the Company's listing) and which were reflected on the Company’s consolidated balance sheets as outstanding amounts due to a shareholder as of December 31, 2012 and December 31, 2011. This arrangement is not reflected in any written agreement and is typical of PRC business practices in the region where the Company is located.

The arrangement stems from the fact that Mr. Min Chen (“Mr. Chen”), the Registrant’s Chief Executive Officer, President, and Chairman of the Board, and Mr. Wang have a business and personal relationship that dates to the mid-1990s. This relationship was still in effect when Mr. Chen founded the Company’s wholly-owned subsidiary, Guanwei, in 2005 and when the Company became a publicly listed company in the United States in 2009. At that time, Mr. Chen and Mr. Wang entered into the current arrangement whereby Chenxin International would cover on behalf of Guanwei all expenses outside China because, as a Hong Kong company, Chenxin International is not subject to the approval of the PRC Office of Currency Control for payments made outside of China to which Chinese companies, including Guanwei, are subject. This arrangement enables the Company to satisfy its obligations in a timely manner.

The agreement contemplates that Chenxin International shall be paid back all amounts due to it in a lump sum upon the closing of a future financing by the Company. The Company does not pay any interest or other charges on the amounts paid by Chenxin International. Chenxin International may unilaterally decide to discontinue paying accrued expenses on the Company’s behalf at any time.

On April 20, 2012, the Company entered into an Indebtedness Conversion Agreement with Chenxin International, pursuant to which the Company issued 407,824 (pre reverse split of 815,648) shares of the Company’s common stock to Chenxin International at $3.60 (pre reverse split of $1.80) per share in consideration for the conversion by Chenxin International of certain advances equal to $1,468,167, which represented the outstanding balance due to Chenxin International as of December 31, 2011.

As of December 31, 2012 and 2011, the amount related to legal and professional fees paid by Chenxin International on behalf of the Registrant were $517,863 and $1,468,167, respectively.

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

Item 14. Principal Accounting Fees and Services.

Our independent accountant is Friedman LLP (“Friedman”).  As reported in the Registrant’s Current Report on Form 8-K filed on February 8, 2012, the Registrant appointed Friedman LLP as its independent accountant effective immediately.  Our previous independent accountant was BDO Limited (“BDO”).  Set forth below are aggregate fees billed by Friedman and BDO for professional fees rendered for the audit and quarterly reviews of the Registrant’s financial statements included in the Registrant’s Forms 10-K and 10-Q for the fiscal years ended December 31, 2012 and 2011.

AUDIT FEES

During the years ended December 31, 2012 and 2011, the fees billed and paid to Friedman were $170,991 and $0, respectively.

During the years ended December 31, 2012 and 2011, the fees billed and paid to BDO were $18,500 and $203,500, respectively.

The fees expected to be billed and paid to Friedman related to the audit for the year ended December 31, 2012 are approximately $86,000.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements during fiscal 2012 and 2011.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 for fiscal 2012 and 2011.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2012 and 2011 were $0.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee has delegated pre approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date.  None of the services described above in this Item 14 were approved in advance by the Audit Committee during the fiscal year ended December 31, 2012.

Principal Accountant’s Engagement to Audit

The percentage of hours expended on the principal accountant’s engagement to audit the Registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was approximately 73%.

PART IV

Item 15.  Exhibits.

(a)	Financial Statements

Our financial statements as set forth in the Index to Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b)	Exhibits

EXHIBIT NO.	DESCRIPTION

2.1	Share Exchange Agreement, by and between the Registrant, Chenxin and Fresh Generation, dated November 5, 2009 (1)

2.2	Plan of Merger, adopted by the Registrant’s Board on December 4, 2009 (3)

3.1	Articles of Incorporation of the Registrant, dated December 13, 2006. (2)

3.2	Bylaws of the Registrant (2)

3.3	Certificate of Amendment to Articles of Incorporation of the Registrant, dated January 28, 2008 (2)

3.4	Articles of Merger, filed with the Secretary of State of the State of Nevada on December 16, 2009 (3)

3.5	Certificate of Incorporation of Chenxin (1)

3.6	Memorandum and Articles of Association of Chenxin (1)

3.7	Articles of Association of Guanwei (1)

3.8	Enterprise Business License of Guanwei, dated December 27, 2007 (1)

3.9	Enterprise Business License of Guanwei, dated December 23, 2008 (1)

9.1	Declaration of Trust, between Yu Banks Po Fung and Chen Min, dated November 28, 2009 (5)

10.1	Share Exchange Agreement and Stock Purchase between the Registrant and MD Mortgage Corp., dated January 15, 2007 (2)

10.2	Asset Transfer Agreement, between Fuqing State-Owned Assets Management & Investment Corp. and Guanwei, dated January 11, 2006 (1)

10.3	Land Use Certificate, issued by the Ministry of State-Owned Land Resources of the People’s Republic of China to Guanwei, dated November 8, 2006 (1)

10.4	Audit Report and Certificate, issued by Umweltagentur Erftstadt to Guanwei (5)

10.5	Form of Employment Contract (1)

10.6	Stock Purchase Agreement, between the Registrant and Marshall Davis, dated November 5, 2009 (1)

10.7	Indemnity Agreement by and between Chenxin, Fresh Generation, and Marshall Davis, dated November 5, 2009 (1)

10.8	Maximum Amount Loan with Pledge Contract, dated January 17, 2008 between Guanwei and Fuqing Rural Credit Cooperative Union (1)

10.9	Guanwei Recycling Corp. 2010 Omnibus Long-Term Incentive Plan (4)

10.10	Agreement with Fuqing Huanli Plastics Co., Ltd., dated November 1, 2008 (5)

10.11	Oral Agreement with Chenxin International Limited, dated 2009 (6)

10.12	Indebtedness Conversion Agreement, dated April 20, 2012, by and between Guanwei Recycling Corp., a Nevada corporation and Chenxin International Limited, a Hong Kong company (7)

14.1	Code of Business Conduct and Ethics (3)

16.1	Letter from Webb & Company, PA, dated December 16, 2009 (3)

21.1	List of Subsidiaries of the Registrant (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO) *

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO) *

32.1	Section 1350 Certification (CEO) *

32.2	Section 1350 Certification (CFO) *

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-149013), filed on February 1, 2008.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2009.

(4)	Incorporated by reference to the Definitive Schedule 14A, filed on October 15, 2010.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2011.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A, filed on December 27, 2011.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 25, 2012.

*	Filed herewith.

GUANWEI RECYCLING CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2012

Page

Report of Independent Registered Public Accounting Firm – Friedman LLP	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Income and Comprehensive income	F-4

Consolidated Statements of Shareholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 – F-7

Notes to Consolidated Financial Statements	F-8 - F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Guanwei Recycling Corp.

We have audited the accompanying consolidated balance sheets of Guanwei Recycling Corp. as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the years then ended.  Guanwei Recycling Corp.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guanwei Recycling Corp. as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
March 28, 2013

GUANWEI RECYCLING CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$12,083,358	$12,432,803
Accounts receivable	9,305,104	4,475,386
Inventories	18,696,648	16,858,801
Advances to suppliers	1,827,480	-
Value added tax refundable	-	1,221,531
Prepaid expenses and other current assets	131,564	882,818
Total current assets	42,044,154	35,871,339

Property, plant and equipment, net	10,223,874	8,151,012
Construction in progress	-	174,295
Land use right, net	663,800	673,762
Other assets	202,346	205,437
Total Assets	$53,134,174	$45,075,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,082,982	$8,741,822
Accrued expenses and other payables	796,705	714,072
Value added taxes payable	110,484	-
Amount due to shareholder	517,863	1,468,167
Income tax payable	1,031,092	1,144,516
Total current liabilities	6,539,126	12,068,577
Commitments and contingencies
Shareholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized, 10,407,839 and 10,000,015 shares issued and outstanding, as of December 31, 2012 and December 31, 2011	10,408	10,000
Additional paid-in capital	2,767,787	1,300,028
PRC statutory reserves	805,483	805,483
Accumulated other comprehensive income	2,546,999	2,262,681
Retained earnings	40,464,371	28,629,076
Total shareholders’ equity	46,595,048	33,007,268

Total liabilities and shareholders’ equity	$53,134,174	$45,075,845

The accompanying notes form an integral part of these consolidated financial statements

GUANWEI RECYCLING CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011

Net revenue	$79,043,356	$63,600,678
Cost of revenue	60,440,237	44,111,700
Gross profit	18,603,119	19,488,978

Operating expenses:
Selling and marketing	417,597	398,513
General and administrative	2,297,782	1,994,873
Total operating expenses	2,715,379	2,393,386

Income from operations	15,887,740	17,095,592

Other income (expenses)
Interest income	55,781	88,249
Interest expenses	-	(29,083)
Net foreign exchange gain	62,806	156,602
Loss on disposal of property and equipment	(33,452)	(72,174)
Miscellaneous	6,372	7,383
Total other income	91,507	150,977

Income before income taxes	15,979,247	17,246,569

Income taxes	4,143,952	4,453,121

Net income	11,835,295	12,793,448

Other comprehensive income – foreign currency translation adjustments	284,318	1,067,008

Comprehensive income	$12,119,613	$13,860,456

Earnings per share – basic and diluted	$1.15	$1.28

Weighted average number of common shares outstanding
– basic and diluted	10,293,872	10,000,015

The accompanying notes are an integral part of these consolidated financial statements

GUANWEI RECYCLING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	PRC Statutory	Accumulated Other Comprehensive	Retained	Total
	Shares	Amount	Capital	Reserves	Income	Earnings	Equity

Balance as of January 1, 2011	10,000,015	$10,000	$1,300,028	$805,483	$1,195,673	$15,835,628	$19,146,812
Net income	-	-	-	-	-	12,793,448	12,793,448
Foreign currency translation adjustments	-	-	-	-	1,067,008	-	1,067,008

Balance as of December 31, 2011	10,000,015	10,000	1,300,028	805,483	2,262,681	28,629,076	33,007,268
Issuance of common stock for debt settlement	407,824	408	1,467,759	-	-	-	1,468,167
Net income	-	-	-	-	-	11,835,295	11,835,295
Foreign currency translation adjustments	-	-	-	-	284,318	-	284,318

Balance as of December 31, 2012	10,407,839	$10,408	$2,767,787	$805,483	$2,546,999	$40,464,371	$46,595,048

The accompanying notes form an integral part of these consolidated financial statements

GUANWEI RECYCLING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011

Cash flows from operating activities
Net income	$11,835,295	$12,793,448

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation of property, plant and equipment	884,224	600,065
Amortization of land use rights	15,432	15,070
Loss on disposal of property and equipment	33,452	72,174
Bad debt	69	-

Changes in operating assets and liabilities:
Accounts receivable	(4,791,673)	(4,395,248)
Inventories	(1,700,239)	(8,370,973)
Advances from suppliers	(1,826,813)	-
Value added taxes refundable	1,223,236	(935,090)
Prepaid expenses and other current assets	790,864	(651,372)
Other assets	4,759	4,648
Accounts payable	(4,728,146)	2,340,991
Accrued expenses and other payables	(2,264)	(35,833)
Value added taxes payable	110,443	-
Income tax payable	(122,679)	223,415
Net cash provided by operating activities	1,725,960	1,661,295

Cash flows from investing activities
Purchase of property, plant and equipment	(2,694,126)	(3,847,657)
Proceeds from disposal of property and equipment	-	3,563
Net cash used in investing activities	(2,694,126)	(3,844,094)

Cash flows from financing activities
Decrease in restricted cash	-	2,339,860
Advance from shareholder	517,863	562,552
Repayments of short-term borrowings	-	(3,813,283)
Net cash flows provided by (used in) financing activities	517,863	(910,871)

Effect of exchange rate change on cash	100,858	586,237

Net decrease in cash and cash equivalents	(349,445)	(2,507,433)

Cash and cash equivalents at the beginning of year	12,432,803	14,940,236
Cash and cash equivalents at the end of year	$12,083,358	$12,432,803

GUANWEI RECYCLING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information
Interest paid	$-	$29,083
Income taxes paid	$4,266,631	$4,229,706

Non-cash investing and financing activities
Accrued expense related to purchases of property, plant and equipment	$79,322	-
Issuance of common stock to repay debt to shareholder	$1,468,167	$-

The accompanying notes form an integral part of these consolidated financial statements

GUANWEI RECYCLING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Organization, Nature of Business and Basis of Presentation

The consolidated financial statements consist of the financial statements of Guanwei Recycling Corp. (the “Registrant”), Hongkong Chenxin International Development Limited (“Chenxin”) and Fuqing Guanwei Plastic Industry Co. Ltd. (“Guanwei”, and together with the Registrant and Chenxin, hereafter referred to as the “Company”).

On November 5, 2009, the Registrant (formerly known as MD Holdings Corp.), which was incorporated on December 13, 2006 in the State of Nevada, entered into a Share Exchange Agreement with Fresh Generation Overseas Limited, a British Virgin Islands corporation (“Fresh Generation”) and Chenxin, then a wholly-owned subsidiary of Fresh Generation. Under the Share Exchange Agreement, the Registrant issued 6,000,000 (pre reverse split of 12,000,000) shares of its common stock to Fresh Generation in exchange (the “Share Exchange”) for all of the issued and outstanding capital stock of Chenxin. The closing of the Share Exchange occurred on the same day.

Prior to the closing of the Share Exchange, the Registrant effectuated a 3.5 for 1 forward stock split (the “Forward Split”). The number of shares of authorized common stock and the par value did not change as a result of the Forward Split. The record date for determining which shareholders were entitled to receive the Forward Split shares was November 2, 2009. The consummation of the Forward Split did not result in a change in the relative equity position or voting power of the shareholder of the Registrant. The Forward Split resulted in the increase in the number of shares of common stock issued and outstanding to 36,255,071 (pre reverse split of 72,510,141).

As a condition to the closing of the Share Exchange, an aggregate of 32,255,070 (pre reverse split of 64,510,140) shares of the Registrant’s common stock held by Marshall Davis, the Registrant’s principal stockholder immediately prior to the closing, were cancelled immediately prior to closing. Prior to the closing of the Share Exchange and the cancellation of shares stated above, the Registrant had a total of 4,000,003 (pre reverse split of 8,000,006) shares of common stock issued and outstanding. As a result of the Share Exchange, Chenxin became the Registrant’s wholly-owned subsidiary and Fresh Generation became the holder of 6,000,000 (pre reverse split of 12,000,000) shares (approximately 60% upon the completion of this transaction) of the Registrant’s Common Stock. Upon the closing of this transaction, the Registrant’s primary business operations are those of Chenxin. Shortly after the closing, the Registrant changed its name to Guanwei Recycling Corp.

Chenxin was incorporated in Hong Kong on September 29, 2008. Guanwei was incorporated in Fuzhou city, Fujian Province, PRC on April 9, 2005 as a wholly domestic-owned enterprise with an operating period up to April 8, 2055. The sole shareholder of Fresh Generation is a Canadian resident, who holds Fresh Generation’s shares by a trust on behalf of Min Chen, Jianli You, Qijie Chen and Juguang Gao, each of whom are directors of the Registrant (the “Original Shareholders”).

Upon its establishment, Guanwei was owned by the Original Shareholders. Prior to November 22, 2008, Chenxin had minimal assets and no operations. On November 22, 2008, Chenxin entered into an agreement of Plan of Reorganization (the “Plan”) with the Original Shareholders, pursuant to which Chenxin issued 5,000 (pre reverse split of 10,000) shares of common stock to the Original Shareholders in exchange of 100% of the registered and fully paid up capital of Guanwei. Upon the completion of this transaction on December 23, 2008, Guanwei became a wholly-owned foreign investment enterprise (“WOFIE”) of Chenxin and this arrangement was approved by the relevant ministries of the PRC government. The ultimate controlling parties of Guanwei are the Original Shareholders both before and after the Plan, and their controls are not transitory. The Plan therefore involved entities or businesses under common control, so merger accounting is considered as an appropriate accounting policy for this type of common control combination.

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

In preparing the consolidated financial statements, all significant inter-company transactions and balances have been eliminated on consolidation.

(b)	Reverse Stock Split

On December 5, 2012, the Company filed a Certificate of Amendment of its Articles of Incorporation to effect a one-for-two reverse split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share. The Certificate of Amendment was effective upon filing on December 5, 2012. The Company’s stockholders, at a Special Meeting of Stockholders held on November 29, 2012, had previously authorized the Company’s Board of Directors to effect a reverse stock split at a ratio of up to one-for-four to be determined by the Board of Directors. There was no change to the authorized shares of common stock of the Company as a result of the reverse stock split. Any fraction of a share of common stock that would otherwise have resulted from the reverse split was rounded up to the next whole share.  Accordingly, all references to numbers of common shares and per-share data in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the effects of the reverse stock split.

(c)	Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and accompanying disclosures. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, valuation of inventories and valuation allowance on deferred taxes.  Actual results may be different from the estimates.

(d)	Foreign Currency Translation

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of December 31, 2012 and December 31, 2011 and the consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting translation gain (loss) adjustments are recorded as other comprehensive income (loss) in the consolidated statements of income and comprehensive income and as a separate component of equity in the consolidated balance sheets.

Assets and liability accounts at December 31, 2012 and 2011 were translated at RMB 6.3011 and RMB 6.35 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and cash flows for the years ended December 31, 2012 and 2011 were 6.3034 and RMB 6.45 to $1.00, respectively.

2	Summary of Significant Accounting Policies - Continued

(e)	Comprehensive Income

The Company has adopted ASC 220 “Comprehensive Income”. ASC 220 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income in the statement of income and comprehensive income.

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under US GAAP, are excluded from net income. Such item primarily represents foreign currency translation gains and losses. The changes in other comprehensive income of $284,318 and $1,067,008 for the years ended December 31, 2012 and 2011, respectively, are foreign currency translation adjustments.

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

Sales of scrap materials and sales of raw materials are recognized on the same basis as sales of LDPE.

(g)	Income taxes

The Company accounts for income and deferred tax under the provision of ASC 740 “Income Taxes”.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. ASC 740 also requires the recognition of the future tax benefits of net operating loss carry forwards. A valuation allowance is established when the deferred tax assets are not expected to be realized within a reasonable period of time.

In accordance with ASC 740-10-25, the Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not have any such uncertain tax positions in 2012 and 2011.

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

The Company’s US income tax returns for the year prior to 2010 are no longer subject to examination by tax authorities in the US.

(h)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit in banks and on hand, and highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. As of December 31, 2012 and 2011, the Company had uninsured deposits in banks of approximately $12,083,000 and $12,433,000.

2	Summary of Significant Accounting Policies – Continued

(i)	Accounts Receivables

The Company established a formal credit policy in 2011. Prior to 2011, the customers generally made upfront payments for sales and there was no significant amount of accounts receivable.

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectibility. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit on allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of December 31, 2012 and 2011, the Company’s accounts receivable balances were current with no past due accounts.

(j)	Fair Value Disclosures of Financial Instruments

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

2	Summary of Significant Accounting Policies – Continued

(k)	Inventories

Inventories are stated at the lower of cost, on the first-in first-out method, or market value. Costs include purchase and related costs incurred in bringing each product to its present location and condition. Market value is calculated based on the estimated normal selling price, less further costs expected to be incurred for disposal. Provision is made for obsolete, slow moving or defective items, where appropriate. There was no inventory reserve at December 31, 2012 and 2011.

(l)	Property, Plant and Equipment and Land Use Right

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

Land use rights	50 years
Building	20 years
Leasehold improvements	Over terms of the leases or the useful lives, whichever is shorter
Plant and machinery	5 to 10 years
Furniture, fixtures and office equipment	5 years
Automobiles	5 years

(m)	Impairment

In accordance with ASC 360-10-35 “Impairment or Disposal of Long-lived Assets”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate.

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable, such as change of business plan, obsolescence, and continuous losses suffered. The Company assesses recoverability of assets by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. In determining estimates of future cash flows, the Company has to exercise significant judgment in terms of projection of future cash flows and assumptions. If the estimated undiscounted cash flows are less than the carrying amount then the Company performs the second step of the analysis and compares the fair value to the carrying amount. Fair value is determined using various approaches, including discounted future cash flows, independent appraisals or other relevant methods. If the carrying amount of the asset exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value. The fair value of the asset then becomes the asset’s new carrying value, which the Company depreciates or amortizes over the remaining estimate useful life of the asset where appropriate. The Company may incur impairment losses in future periods if factors influencing our estimates change. Historically, the Company has not had an impairment charge on our long-lived assets.

2	Summary of Significant Accounting Policies – Continued

(n)	Basic and Diluted Earnings Per Share

In accordance with ASC 260 “Earnings Per Share”, basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2012 and 2011, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

(o)	Related Parties

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

(p)	Cost of Revenue

Cost of revenue includes cost of materials, costs associated with processing test and shipping, wages, and depreciation of manufacturing plant and equipment, overhead and repairs and maintenance costs.

(q)	Sales and Marketing Expense

Sales and marketing expense consists of salaries, employee benefits, cost of packing materials and traveling, and transportation.

(r)	General and Administrative Expense

General and administrative expense consists of salaries, employee benefits and depreciation of office equipment, amortization of land use right, fees for legal and professional services and office consumables.

(s)	Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation, primarily related to classifying net foreign exchange gain of $156,602 and loss on disposal of property and equipment of $72,174 under other income (expenses) from general and administrative expenses for the year ended December 31, 2011.

(t)	New Accounting Standards

Recently Adopted Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Topic 820 - Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs (“ASU 2011-04”). The amendments establish common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 became effective for the first interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Topic 220 - Comprehensive Income: Presentation of Comprehensive Income (“ASU 2011-05”). The amendments eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity, require consecutive presentation of the statement of net income and other comprehensive income and require reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. In December 2011, the FASB issued ASU No. 2011-12, Topic 220 - Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”) to defer the effective date of the provision requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, the remaining requirements of ASU 2011-05 became effective for the first interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Topic 350 - Intangibles - Goodwill and Other: Testing Goodwill for Impairment (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In December 2011, the FASB issued ASU No. 2011-11, Topic 210 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 will be effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02 - Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. FASB issued ASU 2012-12 in response to feedback on ASU 2011-08, which amended the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Similarly, under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e. a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Topic 220 – Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  ASU 2013-02 changes the presentation requirements of significant reclassifications out of accumulated other comprehensive income in their entirety and their corresponding effect on net income. For other significant amounts that are not required to be reclassified in their entirety, the standard requires the company to cross-reference to related footnote disclosures. ASU 2013-02 became effective for the company on January 1, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05 Topic 830 – Foreign Currency Matters (“ASU 2013-05”).  ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity.  ASU 2013-02 became effective for the company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013.  The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

3	Inventories

A summary of inventories is as follows:

	December 31,
	2012	2011
Raw materials	$17,007,419	$15,962,299
Work-in-process	204,250	157,581
Finished goods	1,484,979	738,921
	$18,696,648	$16,858,801

4	Property, Plant and Equipment

A summary of property, plant and equipment is as follows:

	December 31,
	2012	2011

Building	$7,425,269	$6,647,571
Leasehold improvement	997,523	838,576
Machinery and equipment	4,887,230	2,914,418
Furniture, fixtures and office equipment	110,626	99,088
Automobiles	42,774	42,429
	13,463,422	10,542,082
Less: Accumulated depreciation and amortization	(3,239,548)	(2,391,070)
	$10,223,874	$8,151,012

Depreciation expense was $884,224 and $600,065 for the years ended December 31, 2012 and 2011, respectively.

5	Construction in progress

As of December 31, 2011, construction in progress amounted to $174,295 consisting of improvement costs related to an electrical wiring upgrade in the factory building.  There was no construction in progress as of December 31, 2012.

6	Land Use Right, net

	December 31,
	2012	2011
Land use rights	$791,557	$785,177
Less: Accumulated depreciation and amortization	(127,757)	(111,415)
	$663,800	$673,762

Land use right with a carrying amount of $660,941 as of December 31, 2010 was pledged, along with a building discussed above, to secure the short-term borrowings. Such pledge was released upon the repayment of the bank borrowings in 2011. Amortization expense was $15,432 and $$15,070 for the years ended December 31, 2012 and 2011, respectively.

In 2008, the land use right period was extended from 30 years to 50 years with the approval from PRC government. The amortization rate has been changed to 50 years since 2008.

Estimated amortization expense relating to the land use right for each of the five succeeding fiscal years and thereafter is as follows:

2013	$15,437
2014	15,437
2015	15,437
2016	15,437
2017	15,437
Thereafter	586,615
$663,800

7	Accrued Expenses

	December 31,
	2012	2011
Accrued payroll	$338,060	$296,000
Other accrued expenses	458,645	418,072
	$796,705	$714,072

8	Income Taxes

Guanwei Recycling Corporation was organized in the United States and has incurred a tax loss of $524,000 and $545,000 for income tax purposes for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, net operating loss carryforwards for United States income taxes purpose was approximately $2,146,000 and $1,622,000, respectively. The net operating loss carryforwards may be available to reduce future years’ taxable income through year 2033. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for the United States income tax purpose. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset as of December 31, 2012 and 2011, respectively.  Management reviews the valuation allowance periodically and makes adjustments accordingly.

The Company conducts substantially all of its business in the PRC and it is subject to PRC income taxes at a 25% PRC statutory income tax rate for years ended September 30, 2012 and 2011.   The Company’s income tax provision amounted to $4,143,952 and $4,453,121, respectively, for the years ended December 31, 2012 and 2011 (an effective rate of 25.93% and 25.82% for 2012 and 2011, respectively).

Income (loss) before provision for income taxes consisted of the following:

	December 31,
	2012	2011
USA	$(523,874)	$(544,568)
China	16,503,121	17,791,137
	$15,979,247	$17,246,569

A reconciliation of the provision for income taxes with amounts determined by applying the PRC statutory income tax rate to income before income taxes is as follows:

	December 31,
	2012	2011

Income before income taxes	$15,979,247	$17,246,567

Computed tax at PRC statutory corporate tax rate of 25%	3,994,812	4,311,642
Non-deductible items	130,969	136,142
Other	18,171	5,337
	$4,143,952	$4,453,121

Provision for income taxes consists of the following:

	December 31,
	2012	2011
Current:
USA	$-	$-
China	4,143,952	4,453,121
	4,143,952	4,453,121
Deferred:
Net operating loss carryforward in the U.S.	178,160	190,750
Valuation allowance	(178,160)	(190,750)
Provision for income taxes	$4,143,952	$4,453,121

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred tax asset:
Net operating loss carryforward in the U.S.	$729,640	$551,480
Total deferred tax asset	729,640	551,480

Deferred tax liabilities	-	-
Net deferred tax asset	729,640	551,480
Valuation allowance	(729,640)	(551,480)
Net deferred tax asset	$-	$-

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

Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, the Company has not recorded any WHT on the cumulative amount of distributed and undistributed retained earnings of 2008 and thereafter. Should the Company’s subsidiaries distribute all their profits generated after 2007, the aggregate WHT amount will be approximately $4,031,000 as of December 31, 2012 and $2,795,000 as of December 31, 2011. The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $42 million as of December 31, 2012. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

9	PRC Reserves

Statutory Surplus Reserve Fund

Pursuant to applicable PRC laws and regulations, Guanwei is required to allocate at least 10% of its net income to the statutory surplus reserve fund until such funds reaches 50% of the subsidiary’s registered capital. The statutory surplus reserve fund can be utilized upon the approval by the relevant authorities, to offset accumulated losses or to increase registered capital, provided that such fund be maintained at a minimum of 25% of the registered capital. As Guanwei’s statutory surplus reserve fund had reached 50% of its registered capital, there were no additional contribution to the statutory surplus reserve fund during the fiscal years 2012 and 2011.

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

10	Distribution of Profits

The Registrant is a holding company incorporated in the United States and its cash flow depends on dividends from its PRC operating subsidiary. In order for the Registrant to distribute any dividends to its shareholders, it will rely on dividends distributed by its PRC operating subsidiary. PRC regulations currently permit payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Under current PRC laws and regulations, the Registrant’s PRC operating company is required, where applicable, to allocate a portion of its net profit to PRC statutory reserves before distributing dividends, including at least 10% of their net profit to PRC statutory reserves until the balance of such fund has reached 50% of its registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Further, if the Registrant’s PRC operating company incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. The Company’s restricted net assets as of December 31, 2012 and 2011 amounted to $2,044,119.

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

The Company does not have any present plan to pay any cash dividends on our common stock in the foreseeable future. It presently intends to retain all earnings, if any, for use in its business operations and accordingly, the Board does not anticipate declaring any cash dividends for the foreseeable future.

11	Pension Plan

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

During the years ended December 31, 2012 and 2011, the aggregate contributions of the Company to the pension plan were approximately $204,000 and $141,000, respectively.

12	Risk, Uncertainties and Concentration

(i)	Nature of Operations

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
As of December 31, 2012 and 2011, the Company had cash deposits of $12.1 million and $12.4 million, respectively, which was deposited with several banks and a financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in accounts with banks and financial institutions.

(iii)	Concentration of Suppliers, Customers and Restriction of Import Quota

The following table sets out suppliers of raw materials for recycled LDPE and non-LDPE materials exceeding 10% of the Company’s total purchases for the fiscal years ended December 31, 2012 and 2011.

	As a Percentage of Our Purchases of Raw Materials
	Fiscal Year Ended December 31,
	2012	2011
Recycling Dienstleistung Beratung GmbH	33.4%	22.6%
Sunshine Handels & Consulting GmbH	21.0%	21.7%
TM Recycling GmbH	12.1%	13.3%
Sanjia Netherlands B.V.	15.0%	** %
Keryi Holdings Co. Ltd.	14.2%	19.5%

** Accounts for less than 10% of the Company’s total purchases

No one customer was responsible for more than 10% of the Company’s revenue in fiscal year 2012 and 2011.  One customer accounted for 12% of the Company’s accounts receivable as of December 31, 2011.

In the PRC, import of regenerative plastic materials is controlled by import quota. The grant of import quota to the Company is subject to review and approval by the Ministry of Environmental Protection of the PRC annually. For the years ended December 31, 2012 and 2011, the Company obtained an import quota of 80,000 tons and 64,000 tons, respectively, of regenerative plastic materials (see Note 13).

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

(v)	Dependence of Import Quota from a Related Company

During the years ended December 31, 2012 and 2011, import of regenerative plastic materials were heavily dependent on the import quota granted by a related company, Fuqing Huan Li Plastics Company Limited or “Huan Li” (See Note 13). Pursuant to the agreement dated November 1, 2008, Guanwei has been permitted use of the 35,000 tons per year import quota granted to Huanli at no cost for 10 years through October 31, 2018.  Huan Li’s import quota is reduced to 15,000 tons per for the year of 2013.  Accordingly, Guanwei will be permitted to use a maximum of 15,000 tons for the year of 2013.

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

13	Related Party Transactions

During the years ended December 31, 2012 and 2011, the Company utilized the import quota of a related party, Huan Li, for importing regenerative plastic materials at no consideration. Huan Li is considered to be a related party since Chen Min, an officer, director and shareholder of Guanwei and an officer and director of the Registrant, is also the Chief Executive Officer, Chairman of Board of Directors and legal representative of Huan Li. Huan Li is an inactive entity and has no operations.

Chenxin International Limited, a Hong Kong company and shareholder of the Registrant which is controlled by Mr. Rui Wang (“Mr. Wang”), a director of the Registrant, has an oral arrangement with the Company further discussed below pursuant to which Chenxin International Limited has paid accrued expenses of $517,863 and $562,552 on behalf of the Registrant during the years ended December 31, 2012 and 2011, respectively.   These amounts were related to legal and professional fees which are not payable in Chinese RMB (audit and audit-related expenses, legal fees, fees payable to the Company's transfer agent and EDGAR agent, and fees paid to NASDAQ and the SEC relating to the Company's listing) and which were reflected on the Company’s consolidated balance sheets as outstanding amounts due to a shareholder as of December 31, 2012 and December 31, 2011. This arrangement is not reflected in any written agreement and is typical of PRC business practices in the region where the Company is located.

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

On April 20, 2012, the Company entered into an Indebtedness Conversion Agreement with Chenxin International Limited, pursuant to which the Company issued 407,824 (pre reverse split of 815,648) shares of the Company’s common stock to Chenxin International Limited at $3.60 (pre reverse split of $1.80) per share in consideration for the conversion by Chenxin International Limited of certain advances equal to $1,468,167, which represented the outstanding balance due to Chenxin International Limited as of December 31, 2011.

As of December 31, 2012 and 2011, the amount related to legal and professional fees paid by Chenxin International Limited on behalf of the Registrant were $517,863 and $1,468,167, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUANWEI RECYCLING CORP.

Date: March 28, 2013	By:	/s/ Min Chen
Min Chen
Chief Executive Officer, Chairman of the Board, President
(Principal Executive Officer)

Date: March 28, 2013	By:	/s/ Feng Yang
Feng Yang
Chief Financial Officer, Secretary, Treasurer
(Principal Financial and Accounting Officer)

Date: March 28, 2013	By:	/s/ Qijie Chen
Qijie Chen
Director

Date: March 28, 2013	By:	/s/ Juguang Gao
Juguang Gao
Director

Date: March 28, 2013	By:	/s/ Changzhu Wang
Changzhu Wang
Director

Date: March 28, 2013	By:	/s/ Rui Wang
Rui Wang
Director

Date: March 28, 2013	By:	/s/ Howard Barth
Howard Barth
Director

Date: March 28, 2013	By:	/s/ Jingshou Qin
Jingshou Qin
Director