Form 10-Q
period 2013-03-31
Guanwei Recycling Corp.
filed 2013-05-15
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34962

GUANWEI RECYCLING CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0669936
(State or other jurisdictionof incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 15, 2013, the registrant had 10,407,839 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$13,491,880	$12,083,358
Accounts receivable	7,686,940	9,305,104
Inventories	16,647,065	18,696,648
Advances to suppliers	2,404,054	1,827,480
Value added tax refundable	131,661	-
Prepaid expenses and other current assets	156,325	131,564
Total current assets	40,517,925	42,044,154

Property, plant and equipment, net	10,300,807	10,223,874
Land use right, net	663,574	663,800
Other assets	202,263	202,346
Total Assets	$51,684,569	$53,134,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$183,383	$4,082,982
Accrued expenses and other payables	755,983	796,705
Value added taxes payable	-	110,484
Amount due to shareholder	689,082	517,863
Income tax payable	832,385	1,031,092
Total current liabilities	2,460,833	6,539,126
Commitments and contingencies
Shareholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized, 10,407,839 shares issued and outstanding, as of March 31, 2013 and December 31, 20112	10,408	10,408
Additional paid-in capital	2,767,787	2,767,787
PRC statutory reserves	805,483	805,483
Accumulated other comprehensive income	2,810,294	2,546,999
Retained earnings	42,829,764	40,464,371
Total shareholders’ equity	49,223,736	46,595,048

Total liabilities and shareholders’ equity	$51,684,569	$53,134,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2013	2012

Net revenue	$14,839,806	$16,171,490
Cost of revenue	10,960,865	12,616,104
Gross profit	3,878,941	3,555,386

Operating expenses:
Selling and marketing	155,906	89,522
General and administrative	599,287	658,870
Total operating expenses	755,193	748,392

Income from operations	3,123,748	2,806,994

Other income (expenses)
Interest income	13,402	14,172
Net foreign exchange gain	59,943	31,926
Miscellaneous	(681)	-
Total other income	72,664	46,098

Income before income taxes	3,196,412	2,853,092

Income taxes	831,019	787,836

Net income	2,365,393	2,065,256

Other comprehensive income – foreign currency translation adjustments	263,295	213,418

Comprehensive income	$2,628,688	$2,278,674

Earnings per share – basic and diluted	$0.23	$0.21

Weighted average number of common shares outstanding – basic and diluted	10,407,839	10,000,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities
Net income	$2,365,393	$2,065,256

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation of property, plant and equipment	243,715	201,442
Amortization of land use rights	3,874	3,862

Changes in operating assets and liabilities:
Accounts receivable	1,666,653	(596,896)
Inventories	2,148,983	(2,372,226)
Advances to suppliers	(565,584)	-
Value added taxes refundable	(131,445)	(966,504)
Prepaid expenses and other current assets	(24,388)	639,751
Other assets	1,195	1,191
Accounts payable	(3,915,641)	(1,091,044)
Accrued expenses and other payables	(52,857)	(75,454)
Value added taxes payable	(110,910)	-
Income tax payable	(204,048)	(379,550)
Net cash provided by (used in) operating activities	1,424,940	(2,570,172)

Cash flows from investing activities
Purchase of property, plant and equipment	(256,362)	(12,727)
Net cash used in investing activities	(256,362)	(12,727)

Cash flows from financing activities
Advance from shareholder	171,219	187,647
Net cash provided by financing activities	171,219	187,647

Effect of exchange rate change on cash	68,725	84,558

Net increase in cash and cash equivalents	1,408,522	(2,310,694)

Cash and cash equivalents at the beginning of period	12,083,358	12,432,803
Cash and cash equivalents at the end of period	$13,491,880	$10,122,109

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$1,035,067	$1,167,386
Non-cash investing and financing activities
Accrued expense related to purchases of property, plant and equipment	$7,966	-

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for annual financial statements are not included herein. In management’s opinion, these unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2013, results of operations and cash flows for the three months ended March 31, 2013 and 2012.  The financial information as of December 31, 2012 is derived from our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in such Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

(c) Foreign Currency Translation

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying unaudited condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the unaudited condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of March 31, 2013 and December 31, 2012 and the unaudited condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting translation gain (loss) adjustments are recorded as other comprehensive income (loss) in the unaudited condensed consolidated statements of income and comprehensive income and as a separate component of equity in the unaudited condensed consolidated balance sheets.

(d) Inventories

Inventories are stated at the lower of cost, on the first-in first-out method, or market value. Costs include purchase and related costs incurred in bringing each product to its present location and condition. Market value is calculated based on the estimated normal selling price, less further costs expected to be incurred for disposal. Provision is made for obsolete, slow moving or defective items, where appropriate. There was no inventory reserve at March 31, 2013 and December 31, 2012.

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

Sales of scrap materials and raw materials are recognized on the same basis as sales of LDPE.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not have any such uncertain tax positions as of March 31, 2013 and December 31, 2012.

(h) Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2013 and December 31, 2012, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

(i) New Accounting Standards

In March 2013, the FASB issued ASU 2013-05 Topic 830 – Foreign Currency Matters (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-02 became effective for the company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s unaudited condensed consolidated financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed consolidated financial position and results of operations.

2 Inventories

A summary of inventories is as follows:

	March 31,	December 31,
	2013	2012

Raw materials	$15,977,234	$17,007,419
Work-in-process	226,119	204,250
Finished goods	443,712	1,484,979
	$16,647,065	$18,696,648

3 Property, Plant and Equipment

A summary of property, plant and equipment is as follows:

	March 31,	December 31,
	2013	2012

Building	$7,466,148	$7,425,269
Leasehold improvement	1,003,015	997,523
Machinery and equipment	5,074,082	4,887,230
Furniture, fixtures and office equipment	111,236	110,626
Motor vehicles	147,826	42,774
	13,802,307	13,463,422
Less: Accumulated depreciation and amortization	(3,501,500)	(3,239,548)
	$10,300,807	$10,223,874

Depreciation expense amounted to $243,715 and $201,442 for the three months ended March 31, 2013 and 2012, respectively.

4 Accrued Expense and Other Payables

A summary of accrued expenses and other payable is as follows:

	March 31,	December 31,
	2013	2012

Accrued payroll	$304,740	$338,060
Accrued expenses	451,243	458,645
	$755,983	$796,705

5 Income taxes

The Company conducts substantially all of its business in the PRC and it is subject to PRC income taxes at a 25% PRC statutory income tax rate for three months ended March 31, 2013 and 2012. The Company’s income tax provision amounted to $831,019 and $787,836, respectively, for the three months ended March 31, 2013 and 2012 (an effective rate of 26.00% and 27.61% for the three months ended March 31, 2013 and 2012, respectively).

A reconciliation of the provision for income taxes with amounts determined by applying the PRC statutory income tax rate to income before income taxes is as follows:

	Three Months Ended March 31,
	2013	2012

Income before income taxes	$3,196,412	$2,853,092
Computed tax at PRC statutory rate of 25%	799,103	713,273
Non-deductible items	33,511	57,409
Other	(1,595)	17,154
	$831,019	$787,836

6 PRC Reserves

Statutory Surplus Reserve Fund

Pursuant to applicable PRC laws and regulations, Guanwei, the Company’s subsidiary in the PRC, is required to allocate at least 10% of its net income to the statutory surplus reserve fund until such funds reach 50% of the subsidiary’s registered capital. The statutory surplus reserve fund can be utilized upon the approval by the relevant authorities, to offset accumulated losses or to increase registered capital, provided that such fund is maintained at a minimum of 25% of the registered capital. As Guanwei’s statutory surplus reserve fund had already reached 50% of its registered capital, there were no appropriations to the statutory surplus reserve fund during the three months ended March 31, 2013 and 2012.

Statutory Public Welfare Fund

Pursuant to PRC laws and regulations as applicable to PRC domestic-owned enterprises, Guanwei is also required to allocate a certain amount of its net income to the statutory public welfare fund as determined by the Company’s board of directors (the “Board”). Guanwei ceased allocation of such funds since it became a foreign-owned enterprise in December 2008. The staff welfare fund can only be used to provide staff welfare facilities and other collective benefits to the employees. This fund is non-distributable other than upon liquidation of Guanwei. During the three months ended March 31, 2013 and 2012, the board of directors of Guanwei determined no appropriations to the statutory public welfare fund.

7 Distribution of Profits

The Company is a holding company incorporated in the United States and its cash flow depends on dividends from Guanwei. In order for the Company to distribute any dividends to its shareholders, the Company will rely on dividends distributed by Guanwei. PRC regulations currently permit payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Under current PRC laws and regulations, Guanwei is required, where applicable, to allocate a portion of its net profit to PRC statutory reserves before distributing dividends, including at least 10% of its net profit to PRC statutory reserves until the balance of such fund has reached 50% of its registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Further, if our PRC operating company incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. The Company’s restricted net assets as of March 31, 2013 were approximately $2,045,000.

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

The aggregate contributions of the Company to the pension plan were approximately $62,000 and $45,000 for the three months ended March 31, 2013 and 2012, respectively.

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

As of March 31, 2013 and December 31, 2012, the Company had cash deposits of approximately $13.5 million and $12.1 million, respectively, placed with several banks and other financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and other financial institutions. The Company has not experienced any losses in such accounts to date.

(iii) Major Suppliers and Customers

During the three months ended March 31, 2013 and 2012, there were five and four suppliers, respectively, who each accounted for 10% or more of our total purchases, and who in the aggregate account for 94% and 76% of our total purchases, respectively.

No one customer was responsible for more than 10% of the Company’s revenue in the three months ended March 31, 2013 and 2012.

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

10 Related Party Transactions

Chenxin International Limited, a Hong Kong company and shareholder of the Registrant which is controlled by Mr. Rui Wang (“Mr. Wang”), a director of the Registrant, has an oral arrangement with the Company further discussed below pursuant to which Chenxin International Limited has paid accrued expenses of $171,219 and $187,647 for the three months ended March 31, 2013 and 2012, respectively, on behalf of the Registrant.  These amounts were related to legal and professional fees which are not payable in Chinese RMB (audit and audit-related expenses, legal fees, fees payable to the Company's transfer agent and EDGAR agent, and fees paid to NASDAQ and the SEC relating to the Company's listing) and which were reflected on the Company’s unaudited condensed consolidated balance sheets as outstanding amounts due to a shareholder as of March 31, 2013 and December 31, 2012. This arrangement is not reflected in any written agreement and is typical of PRC business practices in the region where the Company is located.

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

The agreement contemplates that Chenxin International Limited shall be paid back all amounts due to it in a lump sum upon the closing of a future financing by the Company. The Company does not pay any interest or other charges on the amounts paid by Chenxin International Limited. Chenxin International Limited may unilaterally decide to discontinue paying these expenses on the Company’s behalf at any time.

As of March 31, 2013 and December 31, 2012, the amount related to legal and professional fees paid by Chenxin International Limited on behalf of the Registrant were $689,082 and $517,863, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as otherwise indicated by the context, references in this Quarterly Report to “we”, “us”, “our” or the “Company” are to the consolidated businesses of Guanwei Recycling Corp. and its wholly-owned direct and indirect subsidiaries, Hongkong Chenxin International Development Limited, a Hong Kong limited company (“Chenxin”) and Fuqing Guanwei Plastic Industry Co. Ltd., a China limited company (“Guanwei”), except that references to “our common stock” or “our capital stock” or similar terms refer to the common stock, par value $0.001 per share, of Guanwei Recycling Corp., a Nevada corporation (the “Registrant”). “China” or “PRC” refers to the People’s Republic of China. References to “RMB” refer to the Chinese Renminbi, the currency of the primary economic environment in which we operate.

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in this Quarterly Report. Information in this Item 2 is intended to assist the reader in obtaining an understanding of the consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect the consolidated financial statements. This includes discussion of (i) Liquidity, (ii) Capital Resources, (iii) Results of Operations and (iv) Off-Balance Sheet Arrangements, and any other information that would be necessary to an understanding of our financial condition, changes in financial condition and results of operations.

Forward Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K and Item 1A, “Risk Factors” for the year ended December 31, 2012.

Corporate Background

We operate our business through our indirect wholly-owned subsidiary, Guanwei, which is located in Fuqing City, Fujian Province, PRC. Guanwei imports and recycles low density polyethylene (“LDPE”) plastic scrap material into granular plastic for use in the manufacture of various consumer products, and is one of the largest manufacturers of recycled LDPE in China. Guanwei is one of the few plastic recyclers in China to import most of its raw materials (i.e. plastic waste) from foreign suppliers (primarily Germany) where the cost of processing plastic waste is significantly higher than in China. Guanwei’s products are sold to customers in a wide range of industries, including shoe manufacturing, architecture and engineering products, industrial equipment and supplies and chemical and petrochemical manufacturing.

We are organized as a single business segment and are committed to sourcing and developing innovative ideas and markets for recycled materials, and concentrate on transforming plastic waste into useful plastic grains. Its mission is to be an environmentally conscious, profitable manufacturer of plastics products of the highest quality. Guanwei procures raw materials in the form of unrecycled plastic waste from its suppliers and uses this material to manufacture recycled plastic grains, which are then sold to manufacturers of consumer products in various industries. Guanwei specializes in the production of various recycled plastics products, the most important of which is LDPE. Guanwei has developed four distinct grades of LPDE plastic grains, which are sold to customers to be manufactured into a broad range of end products. Guanwei currently sells to more than 300 customers, including over 150 active recurring customers, in over 10 industries, ranging from shoe manufacturing, architecture and engineering, industrial equipment and supplies, and chemical and petrochemical manufacturing. Guanwei’s LDPE products in particular are widely used in the manufacturing of chemical and functional fibers, and are the main raw material for shoe soles, insulation material, fire-proofing and water-proofing material, and foam.

Guanwei operates its business in compliance with the highest environmental standards in order to meet the stringent requirements of both German and Chinese authorities.  In March 2011, TÜV Rheinland, a provider of testing and certification services, issued a certificate on the compliance of Guanwei's operations with German regulations regarding pollution and environmental controls. Based upon its audit, TÜV Rheinland determined that Guanwei should be issued a certificate as to such compliance.  Holding such a compliance certificate permits a plastics recycler to purchase plastic waste directly from German suppliers.

Our corporate offices are located at Rong Qiao Economic Zone, Fuqing City, Fujian Province, People’s Republic of China, 350301. Our telephone number is 86-591 85369 6197.

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

During the three months ended March 31, 2013, we installed equipment to further improve our waste water treatment process.

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

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our unaudited condensed consolidated financial statements:

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

We estimate the net realizable value for such finished goods and work-in-progress based primarily upon the latest invoice prices and current market conditions. If the market value of an inventory drops below its carrying value, we record a write-off to cost of sales for the difference between the carrying cost and the market value. During the years ended December 31, 2012 and 2011, we recorded no inventory write down. We carry out an inventory review at each reporting period.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of March 31, 2013, we have undistributed profits of approximately $42,805,000 that are subject to withholding tax when distributed. Since we intend to reinvest these undistributed profits to further expand our businesses and do not intend to declare dividends, we have not recorded a withholding tax in relation to these undistributed profits. Should we distribute all these profits, the aggregate withholding tax will amount to approximately $4,280,000 which assumes the current tax rate of 10% of the undistributed earnings prepared under PRC GAAP generated after 2007.

We have no material uncertain tax positions as of March 31, 2013 or unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. We classify interest and/or penalties related to income tax matters as an income tax expense. As of March 31, 2013, there is no interest and penalties related to uncertain tax positions. We do not anticipate any significant increases or decreases to our liability for unrecognized tax benefits within the next 12 months.

(d) New Accounting Standards

In March 2013, the FASB issued ASU 2013-05 Topic 830 – Foreign Currency Matters (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-02 became effective for us prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material effect on our unaudited condensed consolidated financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  We do not expect the adoption of this standard to have a material impact on our consolidated financial position and results of operations.

Results of Operations for the Three Months Ended March 31, 2013 Compared To the Three Months Ended March 31, 2012

The following table sets forth a summary of certain key components of our results of operations for the periods indicated:

	For the Three Months Ended March 31,		Change in
	2013	2012	%

Net revenue	$14,839,806	$16,171,490	(8.23)%
Cost of revenue	10,960,865	12,616,104	(13.12)%
Gross profit	3,878,941	3,555,386	9.10%
Selling and marketing expenses	155,906	89,522	74.15%
General and administrative expenses	599,287	658,870	(9.04)%
Interest income	13,402	14,172	(5.43)%
Net foreign exchange gain	59,943	31,926	87.76%
Miscellaneous	(681)	-	-%
Income taxes	831,019	787,836	5.48%
Net income	2,365,393	2,065,256	14.53%

Net Revenue

The following table sets forth a summary of our net revenue by categories for the periods indicated:

	For the Three Months Ended March 31,		Change in
	2013	2012	%

Sales of recycled LDPE	$14,512,749	$14,044,642	3.33%
Sales of sorted non- LDPE materials	327,057	437,767	(25.29)%
Sales of raw materials	-	1,689,081	(100.00)%
	$14,839,806	$16,171,490	(8.23)%

Revenue generated during the three months ended March 31, 2013 from the sale of manufactured recycled LDPE was $14,512,749 as compared to $14,044,642 for the same period of 2012, which represents an increase of $468,107 or 3.33%. The increase was due to the combined effects of a slight increase in our selling price and a slight increase in our sales volume of manufactured recycled LDPE. The average selling price of recycled LDPE increased 0.99% to approximately $1,223 per ton from approximately $1,211 per ton in the same period in 2012.  We sold 11,867 tons of manufactured recycled LDPE in the three months ended March 31, 2013, representing an increase of 2.30% from the 11,600 tons sold in the corresponding period of 2012.   The Chinese Spring Festival in 2012 fell in the third week of January 2012, which was 2 to 3 weeks earlier than usual.  As a result some of our customers ordered our products in the fourth quarter of 2011 ahead of the long holidays.   Without this effect on the sales volume for the three months ended March 31, 2012, our sales volume for the three months ended March 31, 2013 would have been flat compared to the same period of 2012. We believe that the average selling price of our recycled LDPE and demand for our recycled LDPE will continue to increase at a moderate rate during the year of 2013.

Revenue generated from the sales of sorted non-LDPE material decreased $110,710, or 25.29%, to $327,057 in the three months ended March 31, 2013 from $437,767 in the same period of 2012. This decrease was mainly due to a decrease in the average selling price and a decrease in the volume sold during the period.  Guanwei sold 954 tons of sorted non-LDPE material in the three months ended March 31, 2013, representing a decrease of 21.67% from 1,218 tons sold in the same period of 2012. The average selling price of sorted non-LDPE material decreased 4.46% to approximately $343 per ton in the three months ended March 31, 2013 from approximately $359 per ton in the same period in 2012.

We did not sell any raw materials in the three months ended March 31, 2013 as we did not have materials in excess of our production needs.  Sales of raw materials totaled $1,689,081 in the three months ended March 31, 2012.

Our revenue may be affected by import quotas imposed by the PRC’s Ministry of Environmental Protection. On July 11, 2011, Guanwei received official government approval for the expansion of its quota for imported plastic waste. Pursuant to the approval, Guanwei’s import quota increased to 64,000 tons for the year of 2011, 80,000 tons for the year of 2012 and 100,000 tons for the year of 2013.   Guanwei entered into an agreement, dated November 1, 2008, pursuant to which Guanwei has been permitted to use, at no cost, the 35,000 tons per year import quota granted to Fuqing Huan Li Plastics Company Limited (“Huan Li”) for a term of 10 years. Mr. Chen Min, our Chief Executive Officer and Chairman of the Board, is also the Chief Executive Officer, Chairman of the Board and legal representative of Huan Li. The import quota of Huan Li has been reduced to 15,000 tons for the year of 2013, accordingly, we are only allowed to use up to 15,000 tons of Huan Li’s import quota.  There can be no guarantee that Huan Li’s import quota will be available to us after the expiration of the agreement. If we are unable to use Huan Li’s import quota or obtain the grant of an import quota from the Ministry of Environment Protection, our revenue and results of operations would be materially adversely affected. Please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K  for the year ended December  31, 2012 for further information and other factors that may affect our revenue. Together with the import quota of 15,000 tons contracted from Huan Li, we had a total import quota of 115,000 tons for the year of 2013.

Other than as disclosed elsewhere in this Quarterly Report, we are unaware of any trends or uncertainties which have or which we reasonably expect to have a material impact on net sales or revenues from continued operations.

Cost of Revenue

	Three Months Ended March 31,		Three Months Ended March 31,
	2013		2012
	in $	% of Net Revenue	in $	% of Net Revenue	Change in %

Cost of manufactured recycled LDPE and sorted non-LDPE materials	$10,960,865	73.86%	$10,977,102	75.80%	(0.15)%
Cost of sales of raw materials	-		1,639,002	97.04%	(100.00)%
	$10,960,865	73.86%	$12,616,104	78.01%	(13.12)%

Our cost of revenue consists of the costs of plastic waste raw materials for production, labor costs and overhead related to production.

During the three months ended March 31, 2013 and 2012, our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material was $10,960,865 and $10,977,102, respectively, representing 73.86% and 75.80%, respectively, of net revenue from sales of manufactured recycled LDPE and sorted non-LDPE materials.  Our manufacturing costs have been stabilizing since the third quarter of 2012.   The decrease of the percentage of cost to net revenue during the period was primarily due to the increase in our average selling price by 0.99% and the slight decrease in our average manufacturing costs during the three months ended March 31, 2013 as compared to the same period of 2012.

Because our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material consists primarily of the purchase price of imported plastic waste for production, we have limited influence on such costs. The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions. The per-ton raw material cost of recycled LDPE and sorted non-LDPE material decreased 1.79% to $766 per ton during the three months ended March 31, 2013 from $780 per ton during the same period of 2012.  We experienced large hike in our labor cost as a result of labor shortage in the Southern China region throughout 2012.  Our labor cost per ton for the three months ended March 31, 2013 was about the same compared to the same period of 2012.  We believe that the average raw material cost will remain fairly stable for the remainder of 2013 based on our current communication with our major suppliers.

In order to cut costs and increase profit margins, we focus heavily on developing relationships with new suppliers and increasing the amount of high quality raw materials purchased directly from European suppliers, as opposed to purchasing from a wholesaler. We intend to continue to work on developing such relationships and to obtain more favorable terms and discounts by strengthening our relationships with suppliers and placing more bulk orders.

Gross Profit

Gross profit during the three months ended March 31, 2013 and 2012 was $3,878,941 and $3,555,386, respectively.

Gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material during the three months ended March 31, 2013 increased by $373,634, or 10.66%, to $3,878,941 from $3,505,307 in the same period of 2012. The increase in gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material was primarily the result of increased average selling prices and a slight decrease of the manufacturing costs during the three months ended March 31, 2013 as compared to the same period of 2012.

The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions, and the import-related costs are mainly dependent on the delivery terms agreed with suppliers. In order to reduce costs and to secure availability of raw materials, we intend to continue to work on obtaining more favorable terms and a sustainable supply of materials by strengthening our relationships with suppliers and by developing long term supply arrangements.  We believe the average raw material cost will remain stable for the remainder of 2013 based on our current communication with our major suppliers.

Selling and Marketing Expenses

Sales and marketing expenses primarily consist of transportation and courier costs, payroll and related benefits. During the three months ended March 31, 2013, sales and marketing expenses increased $66,384, or 74.15% to $155,906 from $89,522 during the three months ended March 31, 2012.  Our transportation costs increased due to higher volume and higher gas prices during the period.  We believe our transportation cost will continue to fluctuate based on the fluctuation in gasoline prices, product volume sold and the delivery distances to our customers.

General and Administrative Expenses

General and administrative expenses primarily consist of management and administrative wages, depreciation and amortization, employee welfare costs, and legal and professional fees. During the three months ended March 31, 2013, general and administrative expenses decreased $59,583 or 9.04% to $599,287 from $658,870 during the three months ended March 31, 2012. The decrease was primarily a result of better control of our professional fees.

Other Income (Expenses)

Our interest income is generated by interest earned on deposits with banks and other financial institutions.

Net foreign exchange gain was $59,943 during the three months ended March 31, 2013, a change of $28,017 or 87.76%, from $31,926 during the same period of 2012.  Since a majority of our raw materials from Europe are settled in USD or Euro, foreign exchange gain (loss) will be affected by currency exchange fluctuation between USD, Euro and RMB.  We expect the fluctuation of the exchange gain (loss) to continue as a result of the increased volatility on exchanges rates between the RMB and other currencies.

Income Taxes

Income tax expense increased $43,183 or 5.48% to $831,019 during the three months ended March 31, 2013 from $787,836 during the three months ended March 31, 2012. The increase was a result of higher pretax income.

Net Income

During the three months ended March 31, 2013, our net income increased $300,137 or 14.53% to $2,365,393 from $2,065,256 during the three months ended March 31, 2012. The increase was primarily due to the increase of average selling prices and sales volume and slight decline of our average manufacturing costs.  Excluding the sales of raw materials, our gross margin was 26.14% in the three months ended March 31, 2013 compared to 24.2% in same period of 2012.

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

Liquidity and Capital Resources

We generally finance our operations through operating profit and occasionally through short-term borrowings from banks and other financial institutions. During the three months ended March 31, 2013, we did not have any outstanding bank borrowings. We believe that we have sufficient working capital to finance our operations for the near future.

We have not experienced any shortage of capital or any difficulty in raising funds through loans from banks and other financial institutions, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our loans when they come due.  We are unaware of any trends, demands, commitments, events or uncertainties that will result or be likely to result in material changes in our liquidity.

We believe that the level of financial resources is a significant factor for our future development and accordingly, we may determine from time to time to raise capital through private debt or equity financing to strengthen our financial position, to expand our facilities and to provide us with additional flexibility to take advantage of business opportunities. No assurances can be given that we will be successful in raising such additional capital on terms acceptable to us.

The following table sets forth the summary of our cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2012	2011

Net cash provided by (used in) operating activities	$1,424,940	$(2,570,172)
Net cash used in investing activities	(256,362)	(12,727)
Net cash provided by financing activities	171,219	187,647
Effect of exchange rate changes on cash	68,725	84,558
Net increase (decrease) in cash and cash equivalents	1,408,522	(2,310,694)
Cash and cash equivalents at beginning of period	12,083,358	12,432,803
Cash and cash equivalents at end of period	$13,491,880	$10,122,109

Operating Activities

During the three months ended March 31, 2013, net cash provided by operating activities was $1,424,940 as compared to net cash used in operating activities of $2,570,172 in the same period of 2012.   Net cash provided by operating activities during the three months ended March 31, 2013 primarily consisted of net income of $2,365,393, the decrease in accounts receivable of $1,666,653 due to weaker sales in the first quarter which is typically our slow season, the decrease in inventories of $2,148,983 which was partially offset by the decrease in accounts payable of $3,915,641 as a result of a decrease of purchase orders in the slow season in the first quarter.  Net cash used in operating activities during the three months ended March 31, 2012 consisted of net income of $2,065,256, the increase in inventories of $2,372,226 due to strong the fourth quarter of 2011 which used up the year-end inventory at December 31, 2011 and the decrease in accounts payable of $1,091,044 as a result of a larger batch of payments to our suppliers to pay off the December 31, 2011 accounts payable balance during the period.  Our inventory and account payable balances fluctuate from time to time depending on the timing of the receipts of raw materials from Europe and the timing of remitting payments.

Investing Activities

During the three months ended March 31, 2013, net cash used in investing activities was $256,362, as compared to net cash provided by investing activities of $12,727 in the same period of 2012. We acquire property and equipment from time to time to improve our production capacity and efficiency.  During the three months ended March 31, 2013, we installed equipment in the amount of $158,836 to further improve our waste water treatment process and an automobile in the amount of $97,526 for general business use.  We expect to incur capital expenditures from to time to continue to improve our production efficiency.

Financing Activities

During the three months ended March 31, 2013, cash provided by financing activities was $171,219 as compared to $187,647 in the same period of 2012.  During the three months ended March 31, 2013, we received advances of $172,219 from a shareholder to pay our professional fees on behalf of us, as compared to $187,647 for the same period of 2012.

Working Capital

Our working capital as of March 31, 2013 and December 31, 2012 was $38,057,092 and $35,505,028, respectively. The increase of working capital of $2,552,064 was primarily due to the increase of cash and cash equivalent and decrease of accounts payable which was partially offset by the decrease of accounts receivable and decrease of inventories.

Dividends

The Registrant is a holding company with no material operations. We conduct our operations primarily through Guanwei, our PRC operating subsidiary in China. As a result, our ability to pay dividends and to finance any debt we may incur depends upon dividends paid by Guanwei. If Guanwei or any newly formed subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us. In addition, Guanwei is permitted to pay dividends to the Registrant only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Under PRC laws and regulations, Guanwei is required to allocate at least 10% of its after-tax profits each year, if any, to PRC statutory reserves before distributing dividends until the balance of such fund has reached 50% of its registered capital. Guanwei is required to further set aside a portion of its after-tax profits to fund the employee welfare fund at the discretion of the board. Although the PRC statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of Guanwei, the reserve funds are not distributable as cash dividends except in the event of liquidation of Guanwei.

Assuming Guanwei distributes dividends to the Registrant, dividends will be paid on our common stock only at the discretion of the Board and will be contingent upon our financial condition, results of operations, current and anticipated cash needs, restrictions contained in current or future financing instruments, plans for expansion and such other factors as the Board deems relevant. The Registrant does not have any present plan to pay any cash dividends on our common stock in the foreseeable future. The Registrant presently intends to retain all earnings, if any, for use in our business operations and accordingly, the Board does not anticipate declaring any cash dividends for the foreseeable future.

Foreign Cash

As of March 31, 2013 and December 31, 2012, we had cash deposits of approximately $13,500,000 and $12,100,000, respectively, placed with several banks and other financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and other financial institutions.
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

Foreign Exchange

A majority of our net revenue and expenses are denominated in the Renminbi. However, the price of raw materials that we buy from foreign suppliers is denominated in U.S. dollars and the European Union euro. As a result, fluctuations in the exchange rate between the European Union euro or the U.S. dollar and the Renminbi will affect the cost of such raw materials to us and will affect our results of operations and financial condition.

Substantially all of our purchases for the three months ended March 31, 2013 were denominated in U.S. dollars. Accordingly we believe that any movement in the exchange rate between the European Union euro and the Renminbi will have an insignificant impact on our operating income.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time. The exchange rates at March 31, 2013 and December 31, 2012 were approximately 6.2666 and 6.3011 Renminbi to 1 U.S. dollar, respectively. Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars.

We recognized a foreign currency translation gain in other comprehensive income of approximately $263,000 and $213,000 for the three months ended March 31, 2013 and 2012, respectively. If the exchange rate were to increase by 10% to US$1=6.8933 RMB at March 31, 2013, our foreign currency translation adjustments gain in other comprehensive income would potentially decrease by approximately $4,531,000 for the three months ended March 31, 2013. If the exchange rate were to decrease by 10% to US$1 = RMB5.6399 at March 31, 2013 our foreign currency translation gain in other comprehensive income would potentially increase by approximately $5,538,000 for the three months ended March 31, 2013.

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

Item 4. Controls and Procedures.

Material weakness previously disclosed

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012, we identified one material weakness in the design and operation of our internal controls. The material weakness is related to our accounting department personnel having limited knowledge and experience in U.S. GAAP.

In response to the above identified material weakness and to continue strengthening our internal control over financial reporting, we have done the following remediation initiatives during the year ended December 31, 2012:

●
hired an external consultant with extensive experience in US GAAP and SEC reporting who is responsible to assist us to prepare the financial statements in accordance with US GAAP, complete the periodical SEC reporting process and provide on-going training to our accounting staff to enhance our accounting personnel’s knowledge in US GAAP;

●	continued our efforts to recruit additional personnel with sufficient knowledge and experience in US GAAP; and

●	continued our efforts to provide ongoing training courses in US GAAP to existing personnel, including our Chief Financial Officer and in-charge accountant.

We will continue to monitor and assess our remediation initiatives related to the aforementioned material weakness.

Disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for us, and for evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer and, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of these disclosure controls and procedures and due to the unremediated material weakness described above, the Certifying Officers have concluded that these disclosure controls and procedures were not effective at the Evaluation Date.

Changes in Internal Control Over Financial Reporting.

During the three months ended March 31, 2013, there were no changes in our internal control over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

GUANWEI RECYCLING CORP.

Date: May 15, 2013	By:	/s/ Min Chen
Min Chen
Chief Executive Officer, Chairman of the Board, President and Principal Executive Officer

Date: May 15, 2013	By:	/s/ Feng Yang
Feng Yang
Chief Financial Officer, Secretary, Treasurer and Principal Financial and Accounting Officer