Form 10-Q
period 2013-06-30
Guanwei Recycling Corp.
filed 2013-08-14
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 9, 2013, the registrant had 10,407,839 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$15,399,617	$12,083,358
Accounts receivable	7,611,692	9,305,104
Inventories	18,888,447	18,696,648
Advances to suppliers	3,173,698	1,827,480
Value added tax refundable	11,813	-
Prepaid expenses and other current assets	144,290	131,564
Total current assets	45,229,557	42,044,154

Property, plant and equipment, net	10,304,955	10,223,874
Land use right, net	669,674	663,800
Other assets	204,108	202,346
Total Assets	$56,408,294	$53,134,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$571,029	$4,082,982
Accrued expenses and other payables	646,600	796,705
Value added taxes payable	-	110,484
Amount due to shareholder	772,524	517,863
Income tax payable	1,181,715	1,031,092
Total current liabilities	3,171,868	6,539,126
Commitments and contingencies
Shareholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized, 10,407,839 shares issued and outstanding, as of June 30, 2013 and December 31, 20112	10,408	10,408
Additional paid-in capital	2,767,787	2,767,787
PRC statutory reserves	805,483	805,483
Accumulated other comprehensive income	3,584,987	2,546,999
Retained earnings	46,067,761	40,464,371
Total shareholders’ equity	53,236,426	46,595,048

Total liabilities and shareholders’ equity	$56,408,294	$53,134,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net revenue	$17,732,347	$18,694,938	$32,572,153	$34,866,428
Cost of revenue	12,596,865	13,803,142	23,557,730	26,419,246
Gross profit	5,135,482	4,891,796	9,014,423	8,447,182

Operating expenses:
Selling and marketing	116,565	78,228	272,471	167,750
General and administrative	571,243	464,158	1,170,530	1,123,028
Total operating expenses	687,808	542,386	1,443,001	1,290,778

Income from operations	4,447,674	4,349,410	7,571,422	7,156,404

Other income (expenses)
Interest income	14,540	14,336	27,942	28,508
Net foreign exchange gain (loss)	(12,878)	(61,606)	47,065	(29,680)
Miscellaneous	(9,121)	-	(9,802)	-
Total other income (expense)	(7,459)	(47,270)	65,205	(1,172)

Income before income taxes	4,440,215	4,302,140	7,636,627	7,155,232

Income taxes	1,202,218	1,139,110	2,033,237	1,926,949

Net income	3,237,997	3,163,030	5,603,390	5,228,286

Other comprehensive income – foreign currency translation adjustments	774,693	18,029	1,037,988	231,447

Comprehensive income	$4,012,690	$3,181,059	$6,641,378	$5,459,733

Earnings per share – basic and diluted	$0.31	$0.31	$0.54	$0.51

Weighted average number of common shares outstanding – basic and diluted	10,407,839	10,354,048	10,407,839	10,177,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities
Net income	$5,603,390	$5,228,286

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	511,086	401,947
Amortization of land use rights	7,795	7,717

Changes in operating assets and liabilities:
Accounts receivable	1,866,159	(928,136)
Inventories	193,491	(1,676,025)
Advances to suppliers	(1,294,453)	-
Value added taxes refundable	(11,687)	(665,921)
Prepaid expenses and other current assets	(11,355)	742,871
Other assets	2,404	2,380
Accounts payable	(3,558,330)	(1,864,905)
Accrued expenses and other payables	(172,425)	(92,906)
Value added taxes payable	(111,574)	-
Income tax payable	127,888	(33,839)
Net cash provided by operating activities	3,152,389	1,121,469

Cash flows from investing activities
Deposit for property, plant and equipment	-	(645,755)
Purchase of property, plant and equipment	(373,718)	(100,572)
Net cash used in investing activities	(373,718)	(746,327)

Cash flows from financing activities
Advance from shareholder	254,661	323,582
Net cash provided by financing activities	254,661	323,582

Effect of exchange rate change on cash	282,927	84,839

Net increase in cash and cash equivalents	3,316,259	783,563

Cash and cash equivalents at the beginning of period	12,083,358	12,432,803
Cash and cash equivalents at the end of period	$15,399,617	$13,216,366
Supplemental disclosure of cash flow information
Income taxes paid	$1,905,349	$1,960,785
Non-cash investing and financing activities
Accrued expense related to purchases of property, plant and equipment	$8,013	$-
Issuance of common stock to repay debt to shareholder	$-	1,468,167

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	Nature of Business, Basis of Presentation, and Summary of Significant Accounting Policies

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for annual financial statements are not included herein. In management’s opinion, these unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2013 and results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012.  The financial information as of December 31, 2012 is derived from our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in such Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying unaudited condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the unaudited condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of June 30, 2013 and December 31, 2012 and the unaudited condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting translation gain adjustments are recorded as other comprehensive income in the unaudited condensed consolidated statements of income and comprehensive income and as a separate component of equity in the unaudited condensed consolidated balance sheets.

(d)	Inventories

Inventories are stated at the lower of cost, on the first-in first-out method, or market value. Costs include purchase and related costs incurred in bringing each product to its present location and condition. Market value is calculated based on the estimated normal selling price, less further costs expected to be incurred for disposal. Provision is made for obsolete, slow moving or defective items, where appropriate. There was no inventory reserve at June 30, 2013 and December 31, 2012.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not have any such uncertain tax positions as of June 30, 2013 and December 31, 2012.

(h)	Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2013 and December 31, 2012, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

(i)	New Accounting Standards

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740):  Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force).  ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carrforward, a similar tax loss, or a tax credit carryforward exists.  The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP.  This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date.  This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years.   The company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed consolidated financial position and results of operations.

2	Inventories

A summary of inventories is as follows:

	June 30,	December 31,
	2013	2012

Raw materials	$17,835,159	$17,007,419
Work-in-process	213,220	204,250
Finished goods	840,068	1,484,979
	$18,888,447	$18,696,648

3	Property, Plant and Equipment

A summary of property, plant and equipment is as follows:

	June 30,	December 31,
	2013	2012

Building	$7,579,111	$7,425,269
Leasehold improvement	1,093,231	997,523
Machinery and equipment	5,149,991	4,887,230
Furniture, fixtures and office equipment	118,493	110,626
Motor vehicles	187,371	42,774
	14,128,197	13,463,422
Less: Accumulated depreciation and amortization	(3,823,242)	(3,239,548)
	$10,304,955	$10,223,874

Depreciation expense amounted to $267,371 and $200,505 for the three months ended June 30, 2013 and 2012, respectively, and $511,086 and $401,947 for the six months ended June 30, 2013and 2012, respectively.

4	Accrued Expense and Other Payables

A summary of accrued expenses and other payable is as follows:

	June 30,	December 31,
	2013	2012

Accrued payroll	$347,169	$338,060
Accrued expenses	299,431	458,645
	$646,600	$796,705

5	Income taxes

The Company conducts substantially all of its business in the PRC and it is subject to PRC income taxes at a 25% PRC statutory income tax rate for the three and six months ended June 30, 2013 and 2012. The Company’s income tax provision of $1,202,218 and $1,139,110, (an effective rate of 27.08% and 26.48%) for the three months ended June 30, 2013 and 2012, respectively, and $2,033,237 and $1,926,946 (an effective rate of 26.62% and 26.93%) for the six months ended June 30, 2013 and 2012, respectively.

A reconciliation of the provision for income taxes with amounts determined by applying the PRC statutory income tax rate to income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Income before income taxes	$4,440,215	$4,302,140	$7,636,627	$7,155,232
Computed tax at PRC statutory rate of 25%	1,110,054	1,075,535	1,909,157	1,788,808
Non-deductible items	22,361	19,778	55,872	77,188
Other	69,803	43,797	68,208	60,950
	$1,202,218	$1,139,110	$2,033,237	$1,926,946

6	PRC Reserves

Statutory Surplus Reserve Fund

Pursuant to applicable PRC laws and regulations, Guanwei, the Company’s subsidiary in the PRC, is required to allocate at least 10% of its net income to the statutory surplus reserve fund until such funds reach 50% of the subsidiary’s registered capital. The statutory surplus reserve fund can be utilized upon the approval by the relevant authorities, to offset accumulated losses or to increase registered capital, provided that such fund is maintained at a minimum of 25% of the registered capital. As Guanwei’s statutory surplus reserve fund had already reached 50% of its registered capital, there were no appropriations to the statutory surplus reserve fund during the three and six months ended June 30, 2013 and 2012.

Statutory Public Welfare Fund

Pursuant to PRC laws and regulations as applicable to PRC domestic-owned enterprises, Guanwei is also required to allocate a certain amount of its net income to the statutory public welfare fund as determined by the Company’s board of directors (the “Board”). Guanwei ceased allocation of such funds since it became a foreign-owned enterprise in December 2008. The staff welfare fund can only be used to provide staff welfare facilities and other collective benefits to the employees. This fund is non-distributable other than upon liquidation of Guanwei. During the three and six months ended June 30, 2013 and 2012, the board of directors of Guanwei determined no appropriations to the statutory public welfare fund.

7	Distribution of Profits

The Company is a holding company incorporated in the United States and its cash flow depends on dividends from Guanwei. In order for the Company to distribute any dividends to its shareholders, the Company will rely on dividends distributed by Guanwei. PRC regulations currently permit payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Under current PRC laws and regulations, Guanwei is required, where applicable, to allocate a portion of its net profit to PRC statutory reserves before distributing dividends, including at least 10% of its net profit to PRC statutory reserves until the balance of such fund has reached 50% of its registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Further, if our PRC operating company incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. The Company’s restricted net assets as of June 30, 2013 were approximately $2,045,000.

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

The aggregate contributions of the Company to the pension plan were approximately $56,000 and $44,000 for the three months ended June 30, 2013 and 2012, respectively, and $117,000 and $89,000 f6r the six months ended June 30, 2013 and 2012, respectively.

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

As of June 30, 2013 and December 31, 2012, the Company had cash deposits of approximately $15.4 million and $12.1 million, respectively, placed with several banks and other financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and other financial institutions. The Company has not experienced any losses in such accounts to date.

(iii)	Major Suppliers and Customers

During the three months ended June 30, 2013 and 2012, there were five and three suppliers, respectively, who each accounted for 10% or more of our total purchases, and who in the aggregate account for 83% and 79% of our total purchases, respectively.  During the six months ended June 30, 2013 and 2012, there were five and four suppliers, respectively, who each accounted for 10% or more of our total purchases, and who in the aggregate account for 87% and 86% of our total purchases, respectively.

No one customer was responsible for more than 10% of the Company’s revenue in the three and six months ended June 30, 2013 and 2012.

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

Chenxin International Limited, a Hong Kong company and shareholder of the Registrant which is controlled by Mr. Rui Wang (“Mr. Wang”), a director of the Registrant, has an oral arrangement with the Company further discussed below pursuant to which Chenxin International Limited has paid accrued expenses of $83,443 and $135,935 for the three months ended June 30, 2013 and 2012, respectively, and $254,661 and $323,582 for the six months ended June 30, 2013 and 2012, respectively, on behalf of the Registrant.  These amounts were related to legal and professional fees which are not payable in Chinese RMB (audit and audit-related expenses, legal fees, fees payable to the Company's transfer agent and EDGAR agent, and fees paid to NASDAQ and the SEC relating to the Company's listing) and which were reflected on the Company’s unaudited condensed consolidated balance sheets as outstanding amounts due to a shareholder as of June 30, 2013 and December 31, 2012. This arrangement is not reflected in any written agreement and is typical of PRC business practices in the region where the Company is located.

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

As of June 30, 2013 and December 31, 2012, the amount related to legal and professional fees paid by Chenxin International Limited on behalf of the Registrant were $772,524 and $517,863, respectively.

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

Guanwei is organized as a single business segment and are committed to sourcing and developing innovative ideas and markets for recycled materials, and concentrate on transforming plastic waste into useful plastic grains. Its mission is to be an environmentally conscious, profitable manufacturer of plastics products of the highest quality. Guanwei procures raw materials in the form of unrecycled plastic waste from its suppliers and uses this material to manufacture recycled plastic grains, which are then sold to manufacturers of consumer products in various industries. Guanwei specializes in the production of various recycled plastics products, the most important of which is LDPE. Guanwei has developed four distinct grades of LPDE plastic grains, which are sold to customers to be manufactured into a broad range of end products. Guanwei currently sells to more than 300 customers, including over 150 active recurring customers, in over 10 industries, ranging from shoe manufacturing, architecture and engineering, industrial equipment and supplies, and chemical and petrochemical manufacturing. Guanwei’s LDPE products in particular are widely used in the manufacturing of chemical and functional fibers, and are the main raw material for shoe soles, insulation material, fire-proofing and water-proofing material, and foam.

Guanwei operates its business in compliance with the highest environmental standards in order to meet the stringent requirements of both German and Chinese authorities.  In March 2013, TÜV Rheinland, a provider of testing and certification services, issued a certificate on the compliance of Guanwei's operations with German regulations regarding pollution and environmental controls. Based upon its audit, TÜV Rheinland determined that Guanwei should be issued a certificate as to such compliance.  Holding such a compliance certificate permits a plastics recycler to purchase plastic waste directly from German or other European suppliers.

Our corporate offices are located at Rong Qiao Economic Zone, Fuqing City, Fujian Province, People’s Republic of China, 350301. Our telephone number is 86-591 85369 6197.

Current Business and Recent Developments

Our revenues are derived from the sale of recycled LDPE and non-LDPE waste materials. We manufacture recycled LDPE from plastic waste and occasionally purchase recycled LDPE from other manufacturers for resale when market conditions justify us doing so. The raw materials (i.e. plastic waste) we use in our operations generally contain approximately 9% of non-LDPE plastic waste, such as polyethylene terephthalate, polypropylene, or acrylonitrile butadiene styrene. We sort and classify the non-LDPE materials and sell them to other recycled plastic manufacturers that use these materials.

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

During the six months ended June 30, 2013, we installed equipment to further improve our waste water treatment process.

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

We estimate the net realizable value for such finished goods and work-in-progress based primarily upon the latest invoice prices and current market conditions. If the market value of an inventory drops below its carrying value, we record a write-off to cost of sales for the difference between the carrying cost and the market value. As of June 30, 2013 and December 31, 2012, we recorded no inventory write down. We carry out an inventory review at each reporting period.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of June 30, 2013, we have undistributed profits of approximately $46,132,000 that are subject to withholding tax when distributed. Since we intend to reinvest these undistributed profits to further expand our businesses and do not intend to declare dividends, we have not recorded a withholding tax in relation to these undistributed profits. Should we distribute all these profits, the aggregate withholding tax will amount to approximately $4,613,000 which assumes the current tax rate of 10% of the undistributed earnings prepared under PRC GAAP generated after 2007.

We have no material uncertain tax positions as of June 30, 2013 or unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. We classify interest and/or penalties related to income tax matters as an income tax expense. As of June 30, 2013, there is no interest and penalties related to uncertain tax positions. We do not anticipate any significant increases or decreases to our liability for unrecognized tax benefits within the next 12 months.

(d) New Accounting Standards

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740):  Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force).   ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carrforward, a similar tax loss, or a tax credit carryforward exists.  The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP.  This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date.  This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years.  We do not expect the adoption of this standard to have a material impact on our unaudited condensed consolidated financial position and results of operations.

Results of Operations for the Three Months Ended June 30, 2013 Compared To the Three Months Ended June 30, 2012

The following table sets forth a summary of certain key components of our results of operations for the periods indicated:

	For the Three Months Ended June 30,		Change in
	2013	2012	%

Net revenue	$17,732,347	$18,694,938	(5.15)%
Cost of revenue	12,596,865	13,803,142	(8.74)%
Gross profit	5,135,482	4,891,796	4.98%
Selling and marketing expenses	116,565	78,228	49.01%
General and administrative expenses	571,243	464,158	23.07%
Interest income	14,540	14,336	1.42%
Net foreign exchange loss	(12,878)	(61,606)	(79.10)%
Miscellaneous	(9,121)	-	-%
Income taxes	1,202,218	1,139,110	5.54%
Net income	3,237,997	3,163,030	2.37%

Net Revenue

The following table sets forth a summary of our net revenue by categories for the periods indicated:

	For the Three Months Ended June 30,		Change in
	2013	2012	%

Sales of recycled LDPE	$17,266,070	$16,410,448	5.21%
Sales of sorted non- LDPE materials	466,277	511,361	(8.82)%
Sales of raw materials	-	1,773,129	(100.00)%
	$17,732,347	$18,694,938	(5.15)%

Revenue during the three months ended June 30, 2013 from the sale of manufactured recycled LDPE was $17,266,070 as compared to $16,410,448 for the same period of 2012, which represents an increase of $855,622 or 5.21%. The increase was due to the combined effects of an increase in our selling prices and our sales volume of manufactured recycled LDPE. The average selling price of recycled LDPE increased 2.23% to approximately $1,239 per ton from approximately $1,212 per ton in the same period in 2012.  We sold 13,939 tons of manufactured recycled LDPE in the three months ended June 30, 2013, representing an increase of 2.96% from the 13,538 tons sold in the corresponding period of 2012.   After minimal increases in selling prices and sales volume in the past few quarters, both our selling prices and volume started to pick up in 2013.  We believe that the average selling price of our recycled LDPE and demand for our recycled LDPE will continue to increase at a moderate rate during the year of 2013.

Revenue from the sales of sorted non-LDPE material decreased $45,084, or 8.82%, to $466,277 in the three months ended June 30, 2013 from $511,361 in the same period of 2012. This decrease was mainly due to a decrease in the volume sold during the period, which was partially offset by an increase in selling prices.  We sold 1,513 tons of sorted non-LDPE material in the three months ended June 30, 2013, representing a decrease of 16.08% from 1,803 tons sold in the same period of 2012. The average selling price of sorted non-LDPE material increased 8.45% to approximately $308 per ton in the three months ended June 30, 2013 from approximately $284 per ton in the same period in 2012.

We did not sell any raw materials in the three months ended June 30, 2013 as we did not have materials in excess of our production needs.  Sales of raw materials totaled $1,773,129 in the three months ended June 30, 2012.

Our revenue may be affected by import quotas imposed by the PRC’s Ministry of Environmental Protection. On July 11, 2011, we received official government approval for the expansion of its quota for imported plastic waste. Pursuant to the approval, our import quota increased to 64,000 tons for the year of 2011, 80,000 tons for the year of 2012 and 100,000 tons for the year of 2013.   We entered into an agreement, dated November 1, 2008, pursuant to which we have been permitted to use, at no cost, the 35,000 tons per year import quota granted to Fuqing Huan Li Plastics Company Limited (“Huan Li”) for a term of 10 years. Mr. Chen Min, our Chief Executive Officer and Chairman of the Board, is also the Chief Executive Officer, Chairman of the Board and legal representative of Huan Li. The import quota of Huan Li has been reduced to 15,000 tons for the year of 2013, accordingly, we are only allowed to use up to 15,000 tons of Huan Li’s import quota.  There can be no guarantee that Huan Li’s import quota will be available to us after the expiration of the agreement. If we are unable to use Huan Li’s import quota or obtain the grant of an import quota from the Ministry of Environment Protection, our revenue and results of operations may be materially adversely affected. Please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K  for the year ended December  31, 2012 for further information and other factors that may affect our revenue. Together with the import quota of 15,000 tons contracted from Huan Li, we have a total import quota of 115,000 tons for the year of 2013.

Other than as disclosed elsewhere in this Quarterly Report, we are unaware of any trends or uncertainties which have or which we reasonably expect to have a material impact on net sales or revenues from continued operations.

Cost of Revenue

	Three Months Ended June 30,		Three Months Ended June 30,
	2013		2012
	in $	% of Net Revenue	in $	% of Net Revenue	Change in %

Cost of manufactured recycled LDPE and sorted non-LDPE materials	$12,596,865	71.04%	$12,126,821	71.66%	3.88%
Cost of sales of raw materials	-		1,676,321	94.54%	(100.00)%
	$12,596,865	71.04%	$13,803,142	73.83%	(8.74)%

Our cost of revenue consists of the costs of plastic waste raw materials for production, labor costs and overhead related to production.

During the three months ended June 30, 2013 and 2012, our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material was $12,596,865 and $12,126,821, respectively, representing 71.04% and 71.66%, respectively, of net revenue from sales of manufactured recycled LDPE and sorted non-LDPE materials.  Our manufacturing costs have been stabilizing since the third quarter of 2012.   The decrease of the percentage of cost to net revenue during the period was primarily due to the increase in our average selling price by 2.23% while our average manufacturing costs during the three months ended June 30, 2013 was about the same as compared to the same period of 2012.

Because our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material consists primarily of the purchase price of imported plastic waste for production, we have limited influence on such costs. The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions. The per-ton raw material cost of recycled LDPE and sorted non-LDPE material increased 8.41% to $748 per ton during the three months ended June 30, 2013 from $690 per ton during the same period of 2012.  However, it decreased 2.35% from $766 per ton during the three months ended March 31, 2013.   We experienced  a large increase in our labor cost as a result of a labor shortage in the Southern China region throughout 2012.  Our labor cost per ton for the three months ended June 30, 2013 declined 3.57% compared to the same period of 2012.  We believe that the average raw material cost will remain fairly stable for the remainder of 2013 based on our current communication with our major suppliers.

In order to cut costs and increase our profit margins, we are focusing heavily on developing relationships with new suppliers and increasing the amount of high quality raw materials purchased directly from European suppliers, as opposed to purchasing from a wholesaler. We intend to continue to work on developing such relationships and to obtain more favorable terms and discounts by strengthening our relationships with suppliers and placing more bulk orders.

Gross Profit

Gross profit during the three months ended June 30, 2013 and 2012 was $5,135,482 and $4,891,796, respectively.

Gross profit from sales of manufactured recycled LDPE and sorted non-LDPE materials during the three months ended June 30, 2013 increased by $243,686, or 4.98%, to $5,135,482 from $4,891,796 in the same period of 2012. The increase was primarily the result of increased average selling prices as compared to the same period of 2012.

The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions, and the import-related costs are mainly dependent on the delivery terms agreed upon with suppliers. In order to reduce costs and to secure availability of raw materials, we intend to continue to work on obtaining more favorable terms and a sustainable supply of materials by strengthening our relationships with suppliers and by developing long term supply arrangements.  We believe the average raw material cost will remain stable for the remainder of 2013 based on our current communication with our major suppliers.

Selling and Marketing Expenses

Sales and marketing expenses primarily consist of transportation and courier costs, payroll and related benefits. During the three months ended June 30, 2013, sales and marketing expenses increased $38,337, or 49.01% to $116,565 from $78,228 during the three months ended June 30, 2012.  Salary expenses increased to $85,000 during the three months ended June 30, 2013 from $63,000 during the three months ended June 30, 2012.  The increase in salary expenses was primarily due to increase of head counts in the sales department in order to better market our products.  Our transportation costs increased due to higher volume and higher gas prices during the period.  We believe our transportation cost will continue to fluctuate based on the fluctuation in gasoline prices, product volume sold and the delivery distances to our customers.

General and Administrative Expenses

General and administrative expenses primarily consist of management and administrative wages, depreciation and amortization, employee welfare costs, entertainment and legal and professional fees. During the three months ended June 30, 2013, general and administrative expenses increased $107,085 or 23.07% to $571,243 from $464,158 during the three months ended June 30, 2012. The increase was primarily a result of the increase of entertainment expense to $35,000 related to our sales and marketing efforts during the three months ended June 30, 2013 from $12,000 for the same period of 2012.   Our employee related costs also increased modestly during the three months ended June 30, 2013 compared to the same period of 2012.

Other Income (Expenses)

Our interest income is generated by interest earned on deposits with banks and other financial institutions.

Net foreign exchange loss was $12,878 during the three months ended June 30, 2013, a decrease of $48,728 or 79.10%, from $61,606 during the same period of 2012.  Since a majority of our raw materials from Europe are settled in USD or Euro, foreign exchange gain (loss) will be affected by currency exchange fluctuation between USD, Euro and RMB.  We expect the fluctuation of the exchange gain (loss) to continue as a result of the increased volatility on exchanges rates between the RMB and other currencies.

Income Taxes

Income tax expense increased $63,108 or 5.54% to $1,202,218 during the three months ended June 30, 2013 from $1,139,110 during the three months ended June 30, 2012. The increase was a result of higher pretax income.

Net Income

During the three months ended June 30, 2013, our net income increased $74,967 or 2.37% to $3,237,997 from $3,163,030 during the three months ended June 30, 2012. The increase was primarily due to the increase of average selling prices and sales volume.  Excluding the sales of raw materials, our gross margin was 28.96% in the three months ended June 30, 2013 compared to 28.34% in same period of 2012.  Such increase was primarily a result of better control of our labor and overhead costs during the three months ended June 30, 2013.

Results of Operations for the Six Months Ended June 30, 2013 Compared To the Six Months Ended June 30, 2012

The following table sets forth a summary of certain key components of our results of operations for the periods indicated:

	For the Six Months Ended June 30,		Change in
	2013	2012	%

Net revenue	$32,572,153	$34,866,428	(6.58)%
Cost of revenue	23,557,730	26,419,246	(10.83)%
Gross profit	9,014,423	8,447,182	6.72%
Selling and marketing expenses	272,471	167,750	62.43%
General and administrative expenses	1,170,530	1,123,028	4.23%
Interest income	27,942	28,508	(1.99)%
Net foreign exchange gain (loss)	47,065	(29,680)	(258.57)%
Miscellaneous	(9,802)	-	-%
Income taxes	2,033,237	1,926,946	5.52%
Net income	5,603,390	5,228,286	7.17%

Net Revenue

The following table sets forth a summary of our net revenue by categories for the periods indicated:

	For the Six Months Ended June 30,		Change in
	2013	2012	%

Sales of recycled LDPE	$31,778,819	$30,455,090	4.35%
Sales of sorted non- LDPE materials	793,334	949,128	(16.41)%
Sales of raw materials	-	3,462,210	(100.00)%
	$32,572,153	$34,866,428	(6.58)%

Revenue during the six months ended June 30, 2013 from the sale of manufactured recycled LDPE was $31,778,819 as compared to $30,455,090 for the same period of 2012, which represents an increase of $1,323,729 or 4.35%. The increase was due to the combined effects of an increase in our selling prices and our sales volume of manufactured recycled LDPE. The average selling price of recycled LDPE increased 1.57% to approximately $1,231 per ton from approximately $1,212 per ton in the same period in 2012.  We sold 25,806 tons of manufactured recycled LDPE in the six months ended June 30, 2013, representing an increase of 2.66% from the 25,138 tons sold in the corresponding period of 2012.   After minimal increases in selling prices and sales volume in the past few quarters, both our selling prices and volume started to pick up in 2013.  We believe that the average selling price of our recycled LDPE and demand for our recycled LDPE will continue to increase at a moderate rate during the year of 2013.

Revenue from the sales of sorted non-LDPE material decreased $155,794, or 16.41%, to $793,334 in the six months ended June 30, 2013 from $949,128 in the same period of 2012. This decrease was mainly due to a decrease in the volume sold during the period, which was partially offset by an increase in the selling prices.  We sold 2,467 tons of sorted non-LDPE material in the six months ended June 30, 2013, representing a decrease of 18.34% from 3,021 tons sold in the same period of 2012. The average selling price of sorted non-LDPE material increased 2.55% to approximately $322 per ton in the six months ended June 30, 2013 from approximately $314 per ton in the same period in 2012.

We did not sell any raw materials in the six months ended June 30, 2013 as we did not have materials in excess of our production needs.  Sales of raw materials totaled $3,462,210 in the six months ended June 30, 2012.

Cost of Revenue

	Six Months Ended June 30,		Six Months Ended June 30,
	2013		2012
	in $	% of Net Revenue	in $	% of Net Revenue	Change in %

Cost of manufactured recycled LDPE and sorted non-LDPE materials	$23,557,730	72.32%	$23,103,923	73.57%	1.96%
Cost of sales of raw materials	-		3,315,323	95.76%	(100.00)%
	$23,557,730	72.32%	$26,419,246	75.77%	(10.83)%

Our cost of revenue consists of the costs of plastic waste raw materials for production, labor costs and overhead related to production.

During the six months ended June 30, 2013 and 2012, our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material was $23,557,730 and $23,103,923, respectively, representing 72.32% and 73.57%, respectively, of net revenue from sales of manufactured recycled LDPE and sorted non-LDPE materials.  Our manufacturing costs have been stabilizing since the third quarter of 2012.   The decrease of the percentage of cost to net revenue during the period was primarily due to the increase in our average selling price by 2.66% while our average manufacturing costs during the six months ended June 30, 2013 decreased slightly as compared to the same period of 2012.

Because our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material consists primarily of the purchase price of imported plastic waste for production, we have limited influence on such costs. The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions. The per-ton raw material cost of recycled LDPE and sorted non-LDPE material increased 4.71% to $756 per ton during the six months ended June 30, 2013 from $722 per ton during the same period of 2012.   We experienced  a large increase in our labor cost as a result of a labor shortage in the Southern China region throughout 2012.  The labor market has been stabilized during the first half of 2013.  Our labor cost per ton for the six months ended June 30, 2013 declined 8.93% compared to the same period of 2012.  We believe that the average raw material cost will remain fairly stable for the remainder of 2013 based on our current communication with our major suppliers.

Gross Profit

Gross profit during the six months ended June 30, 2013 and 2012 was $9,014,423 and $8,447,182, respectively.

Gross profit from sales of manufactured recycled LDPE and sorted non-LDPE materials during the six months ended June 30, 2013 increased by $567,241, or 6.72%, to $9,014,423 from $8,447,182 in the same period of 2012. The increase was primarily the result of increased average selling prices as compared to the same period of 2012.

The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions, and the import-related costs are mainly dependent on the delivery terms agreed upon with suppliers. In order to reduce costs and to secure availability of raw materials, we intend to continue to work on obtaining more favorable terms and a sustainable supply of materials by strengthening our relationships with suppliers and by developing long term supply arrangements.  We believe the average raw material cost will remain stable for the remainder of 2013 based on our current communication with our major suppliers.

Selling and Marketing Expenses

Sales and marketing expenses primarily consist of transportation and courier costs, payroll and related benefits. During the six months ended June 30, 2013, sales and marketing expenses increased $104,721, or 62.43% to $272,471 from $167,750 during the six months ended June 30, 2012.  Salary expenses increased to $149,000 during the six months ended June 30, 2013 from $112,000 during the six months ended June 30, 2012.  The increase in salary expenses was primarily due to increase of head counts in the sales department in order to better market our products.  Our transportation costs increased due to higher volume and higher gas prices during the period.  We believe our transportation cost will continue to fluctuate based on the fluctuation in gasoline prices, product volume sold and the delivery distances to our customers.

General and Administrative Expenses

General and administrative expenses primarily consist of management and administrative wages, depreciation and amortization, employee welfare costs, entertainment and legal and professional fees. During the six months ended June 30, 2013, general and administrative expenses increased $47,502 or 4.23% to $1,170,530 from $1,123,028 during the six months ended June 30, 2012. The increase was primarily a result of the increase of entertainment expense related to our sales and marketing efforts to $107,000 during the six months ended June 30, 2013 from $57,000 for the same period of 2012.   Our employee related costs also increased modestly during the six months ended June 30, 2013 compared to the same period of 2012.

Other Income (Expenses)

Our interest income is generated by interest earned on deposits with banks and other financial institutions.

Net foreign exchange gain was $47,065 during the six months ended June 30, 2013, an increase of $76,745 or 258.57%, from net foreign exchange loss of $29,680 during the same period of 2012.  Since a majority of our raw materials from Europe are settled in USD or Euro, foreign exchange gain (loss) will be affected by currency exchange fluctuation between USD, Euro and RMB.  We expect the fluctuation of the exchange gain (loss) to continue as a result of the increased volatility on exchanges rates between the RMB and other currencies.

Income Taxes

Income tax expense increased $106,291 or 5.52% to $2,033,237 during the six months ended June 30, 2013 from $1,926,946 during the six months ended June 30, 2012. The increase was a result of higher pretax income.

Net Income

During the six months ended June 30, 2013, our net income increased $375,104 or 7.17% to $5,603,390 from $5,228,286 during the six months ended June 30, 2012. The increase was primarily due to the increase of average selling prices and sales volume.  Excluding the sales of raw materials, our gross margin was 27.68% in the six months ended June 30, 2013 compared to 26.43% in same period of 2012.  Such increase was primarily a result of better control of our labor and overhead costs during the three months ended June 30, 2013.

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

Liquidity and Capital Resources

We generally finance our operations through operating profit and occasionally through short-term borrowings from banks and other financial institutions. During the six months ended June 30, 2013, we did not have any outstanding bank borrowings. We believe that we have sufficient working capital to finance our operations for the near future.

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

The following table sets forth the summary of our cash flows for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012

Net cash provided by operating activities	$3,152,389	$1,121,469
Net cash used in investing activities	(373,718)	(746,327)
Net cash provided by financing activities	254,661	323,582
Effect of exchange rate changes on cash	282,927	84,839
Net increase in cash and cash equivalents	3,316,259	783,563
Cash and cash equivalents at beginning of period	12,083,358	12,432,803
Cash and cash equivalents at end of period	$15,399,617	$13,216,366

Operating Activities

During the six months ended June 30, 2013, net cash provided by operating activities was $3,152,389 as compared to net cash provided by operating activities of $1,121,469 in the same period of 2012.   Net cash provided by operating activities during the six months ended June 30, 2013 primarily consisted of net income of $5,603,390 and the decrease in accounts receivable of $1,866,159 due to our continuous efforts to collect our accounts receivable, which was partially offset by the increase in advances from suppliers of $1,294,453 due to increased purchase orders for raw materials, and the decrease in accounts payable of $3,915,641 as a result of new arrangements with our suppliers which require us to make advance payments when we place purchase orders.  Net cash provided by operating activities during the six months ended June 30, 2012 consisted of net income of $5,228,286, which was partially offset by the increase in inventories of $1,676,025 due to a stronger fourth quarter of 2011 which used up the year-end inventory at December 31, 2011 and the decrease in accounts payable of $1,864,905 as a result of a larger batch of payments to our suppliers to pay off the December 31, 2011 accounts payable balance during the period.  Our inventory and account payable balances fluctuate from time to time depending on the timing of the receipts of raw materials from Europe and the timing of remitting payments.

Investing Activities

During the six months ended June 30, 2013, net cash used in investing activities was $373,718, as compared to $746,327 in the same period of 2012. We acquire property and equipment from time to time to improve our production capacity and efficiency.  During the six months ended June 30, 2013, we installed equipment in the amount of $159,000 to further improve our waste water treatment process, automobiles in the amount of $142,000 for general business use, and improvements for our administrative building in the amount of $73,000.  During the six months ended June 30, 2012, we were in the process of building an additional storage area for raw material inventories in order to plan for future expansion, and made a deposit for additional machinery and equipment which we expect to be placed in service in the third quarter of 2012. We expect to incur capital expenditures from to time to continue to improve our production efficiency.

Financing Activities

During the six months ended June 30, 2013, cash provided by financing activities was $254,661 as compared to $323,582 in the same period of 2012.  During the six months ended June 30, 2013, we received advances of $254,661 from a shareholder to pay our professional fees on behalf of us, as compared to $323,582 for the same period of 2012.

Working Capital

Our working capital as of June 30, 2013 and December 31, 2012 was $42,057,689 and $35,505,028, respectively. The increase of working capital of $6,552,661 was primarily due to the increase of cash and cash equivalent, increase of advances to suppliers and decrease of accounts payable which was partially offset by the decrease of accounts receivable.

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

Foreign Cash

As of June 30, 2013 and December 31, 2012, we had cash deposits of approximately $15,400,000 and $12,100,000, respectively, placed with several banks and other financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and other financial institutions.

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

Substantially all of our purchases for the six months ended June 30, 2013 were denominated in U.S. dollars. Accordingly we believe that any movement in the exchange rate between the European Union euro and the Renminbi will have an insignificant impact on our operating income.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time. The exchange rates at June 30, 2013 and December 31, 2012 were approximately 6.1732 and 6.3011 Renminbi to 1 U.S. dollar, respectively. Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars.

We recognized a foreign currency translation gain in other comprehensive income of approximately $1,038,000 and $231,000 for the six months ended June 30, 2013 and 2012, respectively. If the exchange rate were to increase by 10% to US$1=6.79052 RMB at June 30, 2013, our foreign currency translation adjustments gain in other comprehensive income would potentially decrease by approximately $4,904,000 for the six months ended June 30, 2013. If the exchange rate were to decrease by 10% to US$1 = RMB5.612 at June 30, 2013 our foreign currency translation gain in other comprehensive income would potentially increase by approximately $5,394,000 for the six months ended June 30, 2013.

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

To remediate the material weaknesses identified in internal control over financial reporting of the Company, we have commenced to: (a) continue our efforts to recruit additional personnel with sufficient knowledge and experience in US GAAP; and (b) continue our efforts to provide ongoing training courses in US GAAP to existing personnel, including our Chief Financial Officer and the Financial Controller.

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

Changes in Internal Control Over Financial Reporting.

During the three and six months ended June 30, 2013, there were no changes in our internal control over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GUANWEI RECYCLING CORP.

Date: August 14, 2013	By:	/s/ Min Chen
Min Chen
Chief Executive Officer, Chairman of the Board, President and Principal Executive Officer

Date: August 14, 2013	By:	/s/ Feng Yang
Feng Yang
Chief Financial Officer, Secretary, Treasurer and Principal Financial and Accounting Officer