Form 10-Q
period 2013-09-30
Guanwei Recycling Corp.
filed 2013-11-13
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34962

GUANWEI RECYCLING CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0669936
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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

As of November 11, 2013, the registrant had 10,407,839 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$15,643,526	$12,083,358
Accounts receivable	6,895,178	9,305,104
Inventories	21,341,585	18,696,648
Advances to suppliers	3,436,370	1,827,480
Value added tax refundable	421,737	-
Prepaid expenses and other current assets	188,271	131,564
Total current assets	47,926,667	42,044,154

Property, plant and equipment, net	10,678,366	10,223,874
Land use right, net	669,728	663,800
Other assets	204,110	202,346
Total Assets	$59,478,871	$53,134,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$663,151	$4,082,982
Accrued expenses and other payables	612,603	796,705
Value added taxes payable	-	110,484
Amount due to shareholder	848,315	517,863
Income tax payable	925,339	1,031,092
Total current liabilities	3,049,408	6,539,126
Commitments and contingencies
Shareholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized, 10,407,839 shares issued and outstanding, as of September 30, 2013 and December 31, 2012	10,408	10,408
Additional paid-in capital	2,767,787	2,767,787
PRC statutory reserves	805,483	805,483
Accumulated other comprehensive income	3,920,218	2,546,999
Retained earnings	48,925,567	40,464,371
Total shareholders’ equity	56,429,463	46,595,048

Total liabilities and shareholders’ equity	$59,478,871	$53,134,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net revenue	$16,299,676	$17,905,974	$48,871,829	$52,772,402
Cost of revenue	11,866,421	12,374,450	35,424,151	38,793,696
Gross profit	4,433,255	5,531,524	13,447,678	13,978,706

Operating expenses:
Selling and marketing	131,103	125,536	403,574	293,286
General and administrative	555,375	524,112	1,725,905	1,647,140
Total operating expenses	686,478	649,648	2,129,479	1,940,426

Income from operations	3,746,777	4,881,876	11,318,199	12,038,280

Other income (expenses)
Interest income	15,218	14,395	43,160	42,903
Gain (loss) on disposal of property, plant and equipment	3,589	(1,046)	3,589	(1,046)
Net foreign exchange gain (loss)	36,171	(92,074)	83,236	(121,754)
Miscellaneous	(21,441)	3,455	(31,243)	3,455
Total other income (expense)	33,537	(75,270)	98,742	(76,442)

Income before income taxes	3,780,314	4,806,606	11,416,941	11,961,838

Income taxes	922,508	1,183,774	2,955,745	3,110,720

Net income	2,857,806	3,622,832	8,461,196	8,851,118

Other comprehensive income – foreign currency translation adjustments	335,231	(47,331)	1,373,219	166,087

Comprehensive income	$3,193,037	$3,575,501	$9,834,415	$9,017,205

Earnings per share – basic and diluted	$0.27	$0.35	$0.81	$0.86

Weighted average number of common shares outstanding – basic and diluted	10,407,839	10,407,839	10,407,839	10,254,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities
Net income	$8,461,196	$8,851,118

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	785,250	622,531
Amortization of land use rights	11,742	11,564
(Gain) loss on disposal of property, plant and equipment	(3,589)	1,046

Change in operating assets and liabilities:
Accounts receivable	2,626,799	(1,589,634)
Inventories	(2,116,631)	(4,683,299)
Advances to suppliers	(1,540,560)	-
Value added taxes refundable	(416,524)	(581,644)
Prepaid expenses and other current assets	(54,407)	770,237
Other assets	3,621	3,567
Accounts payable	(3,485,792)	(685,283)
Accrued expenses and other payables	(210,404)	15,870
Value added taxes payable	(112,047)	--
Income tax payable	(131,777)	33,083
Net cash provided by operating activities	3,816,877	2,769,156

Cash flows from investing activities
Proceeds from disposal property, plant and equipment	4,828	-
Purchase of property, plant and equipment	(956,300)	(2,412,469)
Net cash used in investing activities	(951,472)	(2,412,469)

Cash flows from financing activities
Advance from shareholder	330,452	383,118
Net cash provided by financing activities	330,452	383,118

Effect of exchange rate change on cash	364,311	64,288

Net increase in cash and cash equivalents	3,560,168	804,093

Cash and cash equivalents at the beginning of period	12,083,358	12,432,803
Cash and cash equivalents at the end of period	$15,643,526	$13,236,896

Supplemental disclosure of cash flow information
Income taxes paid	$3,087,522	$3,077,637
Non-cash investing and financing activities
Accrued expense related to purchases of property, plant and equipment	$8,047	$79,258
Issuance of common stock to repay debt to shareholder	$-	1,468,167

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	Nature of Business, Basis of Presentation, and Summary of Significant Accounting Policies

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for annual financial statements are not included herein. In management’s opinion, these unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2013 and results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012.  The financial information as of December 31, 2012 is derived from our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in such Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying unaudited condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the unaudited condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of September 30, 2013 and December 31, 2012 and the unaudited condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting translation gain adjustments are recorded as other comprehensive income in the unaudited condensed consolidated statements of income and comprehensive income and as a separate component of equity in the unaudited condensed consolidated balance sheets.

(d)	Inventories

Inventories are stated at the lower of cost, on the first-in first-out method, or market value. Costs include purchase and related costs incurred in bringing each product to its present location and condition. Market value is calculated based on the estimated normal selling price, less further costs expected to be incurred for disposal. Provision is made for obsolete, slow moving or defective items, where appropriate. There was no inventory reserve at September 30, 2013 and December 31, 2012.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not have any such uncertain tax positions as of September 30, 2013 and December 31, 2012.

(h)	Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have any common stock equivalents for the periods presented, therefore, the basic earnings per share is the same as the diluted earnings per share.

(i)	Reclassification

Certain reclassification has been made to the prior year’s financial statements to conform to the current year’s presentation. Such reclassification included classifying the loss on disposal of property, plant and equipment of $1,046 separately from miscellaneous under other income (expenses) in the unaudited condensed consolidated statements of income.

2	Inventories

A summary of inventories is as follows:

	September 30,	December 31,
	2013	2012

Raw materials	$19,506,733	$17,007,419
Work-in-process	222,443	204,250
Finished goods	1,612,409	1,484,979
	$21,341,585	$18,696,648

3	Property, Plant and Equipment

A summary of property, plant and equipment is as follows:

	September 30,	December 31,
	2013	2012

Building	$7,979,038	$7,425,269
Leasehold improvement	1,099,787	997,523
Machinery and equipment	5,400,504	4,887,230
Furniture, fixtures and office equipment	120,823	110,626
Motor vehicles	188,495	42,774
	14,788,647	13,463,422
Less: Accumulated depreciation and amortization	(4,110,281)	(3,239,548)
	$10,678,366	$10,223,874

Depreciation expense amounted to $274,164 and $220,584 for the three months ended September 30, 2013 and 2012, respectively, and $785,250 and $622,531 for the nine months ended September 30, 2013 and 2012, respectively.

4	Accrued Expense and Other Payables

A summary of accrued expenses and other payable is as follows:

	September 30,	December 31,
	2013	2012

Accrued payroll	$308,675	$338,060
Accrued expenses	303,928	458,645
	$612,603	$796,705

5	Income taxes

The Company conducts substantially all of its business in the PRC and it is subject to PRC income taxes at a 25% PRC statutory income tax rate for the three and nine months ended September 30, 2013 and 2012. The Company’s income tax provision was $922,509 and $1,183,774, (an effective rate of 24.40% and 24.63%) for the three months ended September 30, 2013 and 2012, respectively, and $2,955,745 and $3,110,720 (an effective rate of 25.89% and 26.01%) for the nine months ended September 30, 2013 and 2012, respectively.

A reconciliation of the provision for income taxes with amounts determined by applying the PRC statutory income tax rate to income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Income before income taxes	$3,780,314	$4,806,606	$11,416,941	$11,961,838
Computed tax at PRC statutory rate of 25%	945,079	1,201,651	2,854,235	2,990,459
Non-deductible items	18,698	24,440	74,570	101,628
Other	(41,268)	(42,317)	26,940	18,633
	$922,509	$1,183,774	$2,955,745	$3,110,720

6	PRC Reserves

Statutory Surplus Reserve Fund

Pursuant to applicable PRC laws and regulations, Guanwei, the Company’s subsidiary in the PRC, is required to allocate at least 10% of its net income to the statutory surplus reserve fund until such funds reach 50% of the subsidiary’s registered capital. The statutory surplus reserve fund can be utilized upon the approval by the relevant authorities, to offset accumulated losses or to increase registered capital, provided that such fund is maintained at a minimum of 25% of the registered capital. As Guanwei’s statutory surplus reserve fund had already reached 50% of its registered capital, there were no appropriations to the statutory surplus reserve fund during the three and nine months ended September 30, 2013 and 2012.

Statutory Public Welfare Fund

Pursuant to PRC laws and regulations as applicable to PRC domestic-owned enterprises, Guanwei is also required to allocate a certain amount of its net income to the statutory public welfare fund as determined by the Company’s board of directors (the “Board”). Guanwei ceased allocation of such funds since it became a foreign-owned enterprise in December 2008. The staff welfare fund can only be used to provide staff welfare facilities and other collective benefits to the employees. This fund is non-distributable other than upon liquidation of Guanwei. During the three and nine months ended September 30, 2013 and 2012, the board of directors of Guanwei determined no appropriations to the statutory public welfare fund.

7	Distribution of Profits

The Company is a holding company incorporated in the United States and its cash flow depends on dividends from Guanwei. In order for the Company to distribute any dividends to its shareholders, the Company will rely on dividends distributed by Guanwei. PRC regulations currently permit payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Under current PRC laws and regulations, Guanwei is required, where applicable, to allocate a portion of its net profit to PRC statutory reserves before distributing dividends, including at least 10% of its net profit to PRC statutory reserves until the balance of such fund has reached 50% of its registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Further, if our PRC operating company incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. The Company’s restricted net assets as of September 30, 2013 were approximately $2,045,000.

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

The aggregate contributions of the Company to the pension plan were approximately $55,000 and $57,000 for the three months ended September 30, 2013 and 2012, respectively, and $172,000 and $146,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

As of September 30, 2013 and December 31, 2012, the Company had cash deposits of approximately $15.6 million and $12.1 million, respectively, placed with several banks and other financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and other financial institutions. The Company has not experienced any losses in such accounts to date.

(iii)	Major Suppliers and Customers

During the three months ended September 30, 2013 and 2012, there were four and five suppliers, respectively, who each accounted for 10% or more of our total purchases, and who in the aggregate account for 72% and 95% of our total purchases, respectively.  During the nine months ended September 30, 2013 and 2012, there were five suppliers,  who each accounted for 10% or more of our total purchases, and in aggregate accounted for 84% and 95% of our total purchases, respectively.

No one customer was responsible for more than 10% of the Company’s revenue in the three and nine months ended September 30, 2013 and 2012.

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

Chenxin International Limited, a Hong Kong company and shareholder of the Registrant which is controlled by Mr. Rui Wang (“Mr. Wang”), a director of the Registrant, has an oral arrangement with the Company further discussed below pursuant to which Chenxin International Limited has paid expenses of $75,791 and $59,536 for the three months ended September 30, 2013 and 2012, respectively, and $330,452 and $383,118 for the nine months ended September 30, 2013 and 2012, respectively, on behalf of the Registrant.  These amounts were related to legal and professional fees which are not payable in Chinese RMB (audit and audit-related expenses, legal fees, fees payable to the Company's transfer agent and EDGAR agent, and fees paid to NASDAQ and the SEC relating to the Company's listing) and which were reflected on the Company’s unaudited condensed consolidated balance sheets as outstanding amounts due to a shareholder as of September 30, 2013 and December 31, 2012. This arrangement is not reflected in any written agreement and is typical of PRC business practices in the region where the Company is located.

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

The agreement contemplates that Chenxin International Limited shall be paid back all amounts due to it in a lump sum upon the closing of a future financing by the Company or settled in Company stock. The Company does not pay any interest or other charges on the amounts paid by Chenxin International Limited. Chenxin International Limited may unilaterally decide to discontinue paying these expenses on the Company’s behalf at any time.

As of September 30, 2013 and December 31, 2012, the aggregate balance related to legal and professional fees paid by Chenxin International Limited on behalf of the Registrant were $848,315 and $517,863, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as otherwise indicated by the context, references in this Quarterly Report to “we”, “us”, “our” or the “Company” are to the consolidated businesses of Guanwei Recycling Corp. , a Nevada corporation (the “Registrant”) and its wholly-owned direct and indirect subsidiaries, Hongkong Chenxin International Development Limited, a Hong Kong limited company (“Chenxin”) and Fuqing Guanwei Plastic Industry Co. Ltd., a China limited company (“Guanwei”), except that references to “our common stock” or “our capital stock” or similar terms refer to the common stock, par value $0.001 per share, of the Registrant. “China” or “PRC” refers to the People’s Republic of China. References to “RMB” refer to the Chinese Renminbi, the currency of the primary economic environment in which we operate.

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

Guanwei is organized as a single business segment and is committed to sourcing and developing innovative ideas and markets for recycled materials, and concentrate on transforming plastic waste into useful plastic grains. Its mission is to be an environmentally conscious, profitable manufacturer of plastics products of the highest quality. Guanwei procures raw materials in the form of unrecycled plastic waste from its suppliers and uses this material to manufacture recycled plastic grains, which are then sold to manufacturers of consumer products in various industries. Guanwei specializes in the production of various recycled plastics products, the most important of which is LDPE. Guanwei has developed four distinct grades of LPDE plastic grains, which are sold to customers to be manufactured into a broad range of end products. Guanwei currently sells to more than 300 customers, including over 150 active recurring customers, in over 10 industries, ranging from shoe manufacturing, architecture and engineering, industrial equipment and supplies, and chemical and petrochemical manufacturing. Guanwei’s LDPE products in particular are widely used in the manufacturing of chemical and functional fibers, and are the main raw material for shoe soles, insulation material, fire-proofing and water-proofing material, and foam.

Guanwei operates its business in compliance with the highest environmental standards in order to meet the stringent requirements of both German and Chinese authorities.  In March 2013, TÜV Rheinland, a provider of testing and certification services, issued a certificate on the compliance of Guanwei's operations with German regulations regarding pollution and environmental controls. Based upon its audit, TÜV Rheinland determined that Guanwei should be issued a certificate as to such compliance.  Holding such a compliance certificate permits a plastics recycler to purchase plastic waste directly from Germany or other European suppliers.

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

During the nine months ended September 30, 2013, we installed equipment to further improve our waste water treatment process, and installed other equipment to enhance our production facility.  In addition, we also incurred improvement costs on our production facility.

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

We estimate the net realizable value for such finished goods and work-in-progress based primarily upon the latest invoice prices and current market conditions. If the market value of an inventory drops below its carrying value, we record a write-off to cost of sales for the difference between the carrying cost and the market value. As of September 30, 2013 and December 31, 2012, we recorded no inventory write downs. We carry out an inventory review at each reporting period.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of September 30, 2013, we have undistributed profits of approximately $49,065,000 that are subject to withholding tax when distributed. Since we intend to reinvest these undistributed profits to further expand our businesses and do not intend to declare dividends, we have not recorded a withholding tax in relation to these undistributed profits. Should we distribute all these profits, the aggregate withholding tax will amount to approximately $4,906,000 which assumes the current tax rate of 10% of the undistributed earnings prepared under PRC GAAP generated after 2007.

We have no material uncertain tax positions as of September 30, 2013 or unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. We classify interest and/or penalties related to income tax matters as an income tax expense. As of September 30, 2013, there is no interest and penalties related to uncertain tax positions. We do not anticipate any significant increases or decreases to our liability for unrecognized tax benefits within the next 12 months.

Results of Operations for the Three Months Ended September 30, 2013 Compared To the Three Months Ended September 30, 2012

The following table sets forth a summary of certain key components of our results of operations for the periods indicated:

	For the Three Months Ended September 30,		Change in
	2013	2012	%

Net revenue	$16,299,676	$17,905,974	(8.97)%
Cost of revenue	11,866,421	12,374,450	(4.11)%
Gross profit	4,433,255	5,531,524	(19.85)%
Selling and marketing expenses	131,103	125,536	4.43%
General and administrative expenses	555,375	524,112	5.96%
Interest income	15,218	14,395	5.72%
Gain (loss) on disposal of property, plant and equipment	3,589	(1,046)	443.12%
Net foreign exchange gain (loss)	36,171	(92,074)	139.28%
Miscellaneous	(21,441)	3,455	(720.58)%
Income taxes	922,508	1,183,774	(22.07)%
Net income	2,857,806	3,622,832	(21.12)%

Net Revenue

The following table sets forth a summary of our net revenue by categories for the periods indicated:

	For the Three Months Ended September 30,		Change in
	2013	2012	%

Sales of recycled LDPE	$15,755,342	$17,430,616	(9.61)%
Sales of sorted non- LDPE materials	544,334	475,358	14.51%
	$16,299,676	$17,905,974	(8.97)%

Revenue during the three months ended September 30, 2013 from the sale of manufactured recycled LDPE was $15,755,342 as compared to $17,430,616 for the same period of 2012, which represents a decrease of $1,675,274 or 9.61%. The decrease was due to the decrease in our sales volume of manufactured recycled LDPE, which was partially offset by the increase in the average selling price. The average selling price of recycled LDPE increased 3.89% to approximately $1,255 per ton from approximately $1,208 per ton in the same period in 2012.  We sold 12,553 tons of manufactured recycled LDPE in the three months ended September 30, 2013, representing a decrease of 12.99% from the 14,427 tons sold in the corresponding period of 2012.   During the three months ended September 30, 2013, we experienced an interruption in our production due to heightened enforcement examinations of our production and stock storage facility by the Fuzhou Environment Protection Department, Fuqing City Environment Protection Department, and Fuqing Customs which resulted in delays in our production and shipping cycles for approximately one week.   We believe that China’s tighter policy, so called “Green Fence”, which when enacted earlier this year triggered heightened enforcement actions by environmental departments and customs on companies conducting business with imported waste materials.   However, we do not believe this new import law will have any material impacts on our business going forward.  Our selling prices continued to increase which partially offset the decline of our sales volume.  We believe that the average selling price of our recycled LDPE and demand for our recycled LDPE will continue to increase at a moderate rate for the remainder of 2013.

Revenue from the sales of sorted non-LDPE material increased $68,976, or 14.51%, to $544,334 in the three months ended September 30, 2013 from $475,358 in the same period of 2012. This increase was mainly due to an increase in the volume sold and an increase in the average selling price during the period.  We sold 1,652 tons of sorted non-LDPE material in the three months ended September 30, 2013, representing an increase of 7.55% from 1,536 tons sold in the same period of 2012. The average selling price of sorted non-LDPE material increased 6.5% to approximately $330 per ton in the three months ended September 30, 2013 from approximately $310 per ton in the same period in 2012.

Our revenue may be affected by import quotas imposed by the PRC’s Ministry of Environmental Protection. On July 11, 2011, we received official government approval for the expansion of its quota for imported plastic waste. Pursuant to the approval, our import quota increased to 64,000 tons for the year of 2011, 80,000 tons for the year of 2012 and 100,000 tons for the year of 2013.   We entered into an agreement, dated November 1, 2008, pursuant to which we have been permitted to use, at no cost, the 35,000 tons per year import quota granted to Fuqing Huan Li Plastics Company Limited (“Huan Li”) for a term of 10 years. Mr. Chen Min, our Chief Executive Officer and Chairman of the Board, is also the Chief Executive Officer, Chairman of the Board and legal representative of Huan Li. The import quota of Huan Li has been reduced to 15,000 tons for the year of 2013, and accordingly, we are only allowed to use up to 15,000 tons of Huan Li’s import quota.  There can be no guarantee that Huan Li’s import quota will be available to us after the expiration of the agreement. If we are unable to use Huan Li’s import quota or obtain the grant of an import quota from the Ministry of Environment Protection, our revenue and results of operations may be materially adversely affected. Please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K  for the year ended December  31, 2012 for further information and other factors that may affect our revenue. Together with the import quota of 15,000 tons contracted from Huan Li, we have a total import quota of 115,000 tons for the year of 2013.

Other than as disclosed elsewhere in this Quarterly Report, we are unaware of any trends or uncertainties which have or which we reasonably expect to have a material impact on net sales or revenues from continued operations.

Cost of Revenue

	Three Months Ended September 30,		Three Months Ended September 30,
	2013		2012
	in $	% of Net Revenue	in $	% of Net Revenue	Change in %

Cost of manufactured recycled LDPE and sorted non-LDPE materials	$11,866,421	72.80%	$12,374,450	69.11%	(4.11)%

Our cost of revenue consists of the costs of plastic waste raw materials for production, labor costs and overhead related to production.

During the three months ended September 30, 2013 and 2012, our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material was $11,866,421 and $12,374,450, respectively, representing 72.80% and 69.11%, respectively, of net revenue from sales of manufactured recycled LDPE and sorted non-LDPE materials.   The increase of the percentage of cost to net revenue during the period was primarily due to government examinations of our production and storage facility, which resulted in delays in our production and shipping cycle for approximately one week.  Since certain manufacturing overhead costs are fixed, the decline in sales volume caused our cost of revenues percentage to increase during the three months ended September 30, 2013.

Because our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material consists primarily of the purchase price of imported plastic waste for production, we have limited influence on such costs. The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions. The per-ton raw material cost of recycled LDPE and sorted non-LDPE material increased 7.6% to $750 per ton during the three months ended September 30, 2013 from $697 per ton during the same period of 2012.  Our labor cost per ton remained consistent throughout the year at $51 per ton for the three months ended September 30, 2013 which is the same as the labor cost per ton for the three months ended June 30, 2013 and for the three months ended September 30, 2012.  We believe that the average raw material cost will remain fairly stable with a reasonable rate of increase for the remainder of 2013 based on our current communication with our major suppliers.

In order to reduce costs and increase our profit margins, we are focusing heavily on developing relationships with new suppliers and increasing the amount of high quality raw materials purchased directly from European suppliers, as opposed to purchasing from a wholesaler. We intend to continue to work on developing such relationships and to obtain more favorable terms and discounts by strengthening our relationships with suppliers and placing more bulk orders.

Gross Profit

Gross profit during the three months ended September 30, 2013 and 2012 was $4,433,255 and $5,531,524, respectively.

Gross profit from sales of manufactured recycled LDPE and sorted non-LDPE materials during the three months ended September 30, 2013 decreased by $1,098,269, or 19.85%, to $4,433,255 from $5,531,524 in the same period of 2012. The decrease was primarily the result of a decrease in sales volume which was partially offset by an increase in the average selling prices as compared to the same period of 2012.

The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions, and the import-related costs are mainly dependent on the delivery terms agreed upon with suppliers. In order to reduce costs and to secure availability of raw materials, we intend to continue to work on obtaining more favorable terms and a sustainable supply of materials by strengthening our relationships with suppliers and by developing long term supply arrangements.  We believe the average raw material cost will remain stable with a reasonable rate of increase for the remainder of 2013 based on our current communication with our major suppliers.

Selling and Marketing Expenses

Sales and marketing expenses primarily consist of transportation and courier costs, payroll and related benefits. During the three months ended September 30, 2013, sales and marketing expenses increased $5,567, or 4.43% to $131,103 from $125,536 during the three months ended September 30, 2012.  Salary expenses increased to $79,000 during the three months ended September 30, 2013 from $61,000 during the three months ended September 30, 2012.  The increase in salary expenses was primarily due to an increase in head counts in the sales department in order to better market our products.  Our transportation costs decreased due to lower sales volume which was partially offset by the higher gas prices and higher packing material costs during the period.  We believe our transportation cost will continue to fluctuate based on the fluctuation in gasoline prices, product volume sold and the delivery distances to our customers.

General and Administrative Expenses

General and administrative expenses primarily consist of management and administrative wages, depreciation and amortization, employee welfare costs, entertainment and legal and professional fees. During the three months ended September 30, 2013, general and administrative expenses increased $31,263 or 5.96% to $555,375 from $524,112 during the three months ended September 30, 2012. The increase was primarily a result of an increase in entertainment expense to $63,000 related to our sales and marketing efforts during the three months ended September 30, 2013 from $27,000 for the same period of 2012.   Our employee related benefit costs also increased slightly during the three months ended September 30, 2013 compared to the same period of 2012.

Other Income (Expenses)

Our interest income is generated by interest earned on deposits with banks and other financial institutions.

Net foreign exchange gain was $36,171 during the three months ended September 30, 2013, an increase of $128,245 or 139.28%, from $92,074 net foreign exchange loss during the same period of 2012.  Since a majority of our raw materials from Europe are settled in USD or Euro, foreign exchange gain (loss) will be affected by currency exchange fluctuation between USD, Euro and RMB.  We expect the fluctuation of the exchange gain (loss) to continue as a result of the increased volatility on exchanges rates between the RMB and other currencies.

Income Taxes

Income tax expense decreased $261,266 or 22.07% to $922,508 during the three months ended September 30, 2013 from $1,183,774 during the three months ended September 30, 2012. The decrease was a result of lower pretax income.

Net Income

During the three months ended September 30, 2013, our net income decreased $765,026 or 21.12% to $2,857,806 from $3,622,832 during the three months ended September 30, 2012. The decrease was primarily due to the decrease of sales volume which was partially offset by an increase in average selling price.  Our gross margin was 27.2% in the three months ended September 30, 2013 compared to 30.89% in same period of 2012.  Such decrease was primarily due to the government examinations of our production and storage facility, which resulted in delays in our production and shipping cycle for approximately one week.  Therefore, our sales and net income were negatively affected during the three months ended September 30, 2013.

Results of Operations for the Nine Months Ended September 30, 2013 Compared To the Nine Months Ended September 30, 2012

The following table sets forth a summary of certain key components of our results of operations for the periods indicated:

	For the Nine Months Ended September 30,		Change in
	2013	2012	%

Net revenue	$48,871,829	$52,772,402	(7.39)%
Cost of revenue	35,424,151	38,793,696	(8.69)%
Gross profit	13,447,678	13,978,706	(3.80)%
Selling and marketing expenses	403,574	293,286	37.60%
General and administrative expenses	1,725,905	1,647,140	4.78%
Interest income	43,160	42,903	0.60%
Gain (loss) on disposal of property, plant and equipment	3,589	(1,046)	443.12%
Net foreign exchange gain (loss)	83,236	(121,754)	168.36%
Miscellaneous	(31,243)	3,455	(1,004.28)%
Income taxes	2,955,745	3,110,720	(4.98)%
Net income	8,461,196	8,851,118	(4.41)%

Net Revenue

The following table sets forth a summary of our net revenue by categories for the periods indicated:

	For the Nine Months Ended September 30,		Change in
	2013	2012	%

Sales of recycled LDPE	$47,534,161	$47,885,678	(0.73)%
Sales of sorted non- LDPE materials	1,337,668	1,424,486	(6.09)%
Sales of raw materials	-	3,462,238	(100.00)%
	$48,871,829	$52,772,402	(7.39)%

Revenue during the nine months ended September 30, 2013 from the sale of manufactured recycled LDPE was $47,534,161 as compared to $47,885,678 for the same period of 2012, which represents a decrease of $351,517 or 0.73%. The decrease was due to a decrease in our sales volume of manufactured recycled LDPE which was partially offset by the increase in the average selling price. The average selling price of recycled LDPE increased 2.4% to approximately $1,239 per ton from approximately $1,210 per ton in the same period in 2012.  We sold 38,359 tons of manufactured recycled LDPE in the nine months ended September 30, 2013, representing a decrease of 3.05% from the 39,565 tons sold in the corresponding period of 2012.   During the three months ended September 30, 2013, we experienced an interruption in our production due to heightened enforcement examinations of our production and stock storage facility by the Fuzhou Environment Protection Department, Fuqing City Environment Protection Department, and Fuqing Customs which resulted in delays in our production and shipping cycles for approximately one week.   We believe that China’s tighter import policy, so called “Green Fence”, which when enacted earlier this year triggered heightened enforcement actions by environmental departments and customs on companies conducting business with imported waste materials.   However, we do not believe this new import law will have any material impacts on our business.  Our selling prices continued to increase which partially offset the decline in our sales volume.  We believe that the average selling price of our recycled LDPE and demand for our recycled LDPE will continue to increase at a moderate rate during the year of 2013.

Revenue from the sales of sorted non-LDPE material decreased $86,818, or 6.09%, to $1,337,668 in the nine months ended September 30, 2013 from $1,424,486 in the same period of 2012. This decrease was mainly due to a decrease in the volume sold during the period, which was partially offset by an increase in the selling prices.  We sold 4,119 tons of sorted non-LDPE material in the nine months ended September 30, 2013, representing a decrease of 9.61% from 4,557 tons sold in the same period of 2012. The average selling price of sorted non-LDPE material increased 3.5% to approximately $325 per ton in the nine months ended September 30, 2013 from approximately $314 per ton in the same period in 2012.

We did not sell any raw materials in the nine months ended September 30, 2013 as we did not have materials in excess of our production needs.  Sales of raw materials totaled $3,462,238 in the nine months ended September 30, 2012.

Cost of Revenue

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013		2012
	in $	% of Net Revenue	in $	% of Net Revenue	Change in %

Cost of manufactured recycled LDPE and sorted non-LDPE materials	$35,424,151	72.48%	$35,502,403	72.00%	(0.22)%
Cost of sales of raw materials	-	-	3,291,293	95.06%	(100.00)%
	$35,424,151	72.48%	$38,793,696	73.51%	(8.69)%

Our cost of revenue consists of the costs of plastic waste raw materials for production, labor costs and overhead related to production.

During the nine months ended September 30, 2013 and 2012, our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material was $35,424,151 and $35,502,403, respectively, representing 72.48% and 72.00%, respectively, of net revenue from sales of manufactured recycled LDPE and sorted non-LDPE materials. The slight increase of the percentage of cost to net revenue during the period was primarily due to the negative effects of  government examinations of our production and storage facility, which resulted in delays in our production and shipping cycles for approximately one week during the three months ended September 30, 2013.  Since certain manufacturing overhead costs are fixed, the declines in sales volume caused our cost of revenues percentage to increase during the nine months ended September 30, 2013.  This negative effect was partially offset by the increase in our average selling price by 2.40% during the nine months ended September 30, 2013.

Because our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material consists primarily of the purchase price of imported plastic waste for production, we have limited influence on such costs. The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions. The per-ton raw material cost of recycled LDPE and sorted non-LDPE material increased 5.88% to $756 per ton during the nine months ended September 30, 2013 from $714 per ton during the same period of 2012.   Our labor cost per ton remained consistent throughout the year at $51 per ton for the nine months ended September 30, 2013.   We believe that the average raw material cost will remain fairly stable with a reasonable rate of increase for the remainder of 2013 based on our current communication with our major suppliers.

Gross Profit

Gross profit during the nine months ended September 30, 2013 and 2012 was $13,447,678 and $13,978,706, respectively.

Gross profit from sales of manufactured recycled LDPE and sorted non-LDPE materials during the nine months ended September 30, 2013 decreased by $360,083, or 2.61%, to $13,447,678 from $13,807,761 in the same period of 2012. The decrease was primarily the result of a decrease in sales volume which was partially offset by an increase in average selling prices as compared to the same period of 2012.

The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions, and the import-related costs are mainly dependent on the delivery terms agreed upon with suppliers. In order to reduce costs and to secure availability of raw materials, we intend to continue to work on obtaining more favorable terms and a sustainable supply of materials by strengthening our relationships with suppliers and by developing long term supply arrangements.  We believe the average raw material cost will remain stable with a reasonable rate of increase for the remainder of 2013 based on our current communication with our major suppliers.

Selling and Marketing Expenses

Sales and marketing expenses primarily consist of transportation and courier costs, payroll and related benefits. During the nine months ended September 30, 2013, sales and marketing expenses increased $110,288, or 37.6% to $403,574 from $293,286 during the nine months ended September 30, 2012.  Salary expenses increased to $229,000 during the nine months ended September 30, 2013 from $172,000 during the nine months ended September 30, 2012.  The increase in salary expenses was primarily due to an increase in head counts in the sales department in order to better market our products.  Our transportation costs increased due to higher gas prices and higher packing material costs during the period which was partially offset by slight decrease in sales volume.  We believe our transportation cost will continue to fluctuate based on the fluctuation in gasoline prices, product volume sold and the delivery distances to our customers.

General and Administrative Expenses

General and administrative expenses primarily consist of management and administrative wages, depreciation and amortization, employee welfare costs, entertainment and legal and professional fees. During the nine months ended September 30, 2013, general and administrative expenses increased $78,765 or 4.78% to $1,725,905 from $1,647,140 during the nine months ended September 30, 2012. The increase was primarily a result of an increase in entertainment expense related to our sales and marketing efforts to $170,000 during the nine months ended September 30, 2013 from $83,000 for the same period of 2012.   Our employee related benefit costs also increased slightly during the nine months ended September 30, 2013 compared to the same period of 2012.

Other Income (Expenses)

Our interest income is generated by interest earned on deposits with banks and other financial institutions.

Net foreign exchange gain was $83,236 during the nine months ended September 30, 2013, an increase of $204,990 or 168.36%, from net foreign exchange loss of $121,754 during the same period of 2012.  Since a majority of our raw materials from Europe are settled in USD or Euro, foreign exchange gain (loss) will be affected by currency exchange fluctuation between USD, Euro and RMB.  We expect the fluctuation of the exchange gain (loss) to continue as a result of the increased volatility on exchanges rates between the RMB and other currencies.

Income Taxes

Income tax expense decreased $154,975 or 4.98% to $2,955,745 during the nine months ended September 30, 2013 from $3,110,720 during the nine months ended September 30, 2012. The increase was a result of higher pretax income.

Net Income

During the nine months ended September 30, 2013, our net income decreased $389,922 or 4.41% to $8,461,196 from $8,851,118 during the nine months ended September 30, 2012. The decrease was primarily due to the decrease sales volume which was partially offset by the increase in average selling price.  Excluding the sales of raw materials, our gross margin was 27.52% in the nine months ended September 30, 2013 compared to 28.00% in same period of 2012.  Such decrease was primarily due to the government examinations of our production and storage facility, which resulted in delays in our production and shipping cycle for approximately one week.  Therefore our sales and net income were negatively affected during the three months ended September 30, 2013.

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

Liquidity and Capital Resources

We generally finance our operations through operating profit and occasionally through short-term borrowings from banks and other financial institutions. During the nine months ended September 30, 2013, we did not have any outstanding bank borrowings. We believe that we have sufficient working capital to finance our operations for the near future.

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

The following table sets forth the summary of our cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012

Net cash provided by operating activities	$3,816,877	$2,769,156
Net cash used in investing activities	(951,472)	(2,412,469)
Net cash provided by financing activities	330,452	383,118
Effect of exchange rate changes on cash	364,311	64,288
Net increase in cash and cash equivalents	3,560,168	804,093
Cash and cash equivalents at beginning of period	12,083,358	12,432,803
Cash and cash equivalents at end of period	$15,643,526	$13,236,896

Operating Activities

During the nine months ended September 30, 2013, net cash provided by operating activities was $3,816,877 as compared to net cash provided by operating activities of $2,769,156 in the same period of 2012.   Net cash provided by operating activities during the nine months ended September 30, 2013 primarily consisted of net income of $8,461,196 and the decrease in accounts receivable of $2,626,799 due to our continuous efforts to collect our accounts receivable, which was partially offset by an increase in inventories of $2,116,631 due to increased purchases of raw materials not promptly used in production as a result of production interruption caused by the government examinations, advances from suppliers of $1,540,560 due to increased purchase orders for raw materials, and the decrease in accounts payable of $3,485,792 as a result of new arrangements with our suppliers which require us to make advance payments when we place purchase orders.

Net cash provided by operating activities during the nine months ended September 30, 2012 consisted of net income of $8,851,118, which was partially offset by an increase in accounts receivable of $1,589,634 due to an extension of credits to long term customers and an increase in inventories of $4,683,299 due to a stronger fourth quarter of 2011 which used up the year-end inventory at December 31, 2011.  Our inventory and accounts payable balances fluctuate from time to time depending on the timing of the receipts of raw materials from Europe and the timing of remitting payments.

Investing Activities

During the nine months ended September 30, 2013, net cash used in investing activities was $951,472, as compared to $2,412,469 in the same period of 2012. We acquire property and equipment from time to time to improve our production capacity and efficiency.  During the nine months ended September 30, 2013, we acquired equipment in the amount of $159,000 to further improve our waste water treatment process, evaporative air coolers in the amount of $185,000, automobiles in the amount of $142,000 for general business use, improvements for the production facility in the amount of $350,000 and improvements for our administrative building in the amount of $73,000, and delivery and other equipment in the amount of $47,000.

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

Financing Activities

During the nine months ended September 30, 2013, cash provided by financing activities was $330,452 as compared to $383,118 in the same period of 2012.  During the nine months ended September 30, 2013, we received advances of $330,452 from a shareholder to pay our professional fees on behalf of us, as compared to $383,118 for the same period of 2012.   We expect to settle this payable by cash or the Company stock within the next twelve months.

Working Capital

Our working capital as of September 30, 2013 and December 31, 2012 was $44,877,259 and $35,505,028, respectively. The increase of working capital of $9,372,231 was primarily due to the increase of cash and cash equivalent, increase of inventories, increase of advances to suppliers and decrease of accounts payable which was partially offset by the decrease of accounts receivable.

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

Foreign Cash

As of September 30, 2013 and December 31, 2012, we had cash deposits of approximately $15,600,000 and $12,100,000, respectively, placed with several banks and other financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and other financial institutions.

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

Substantially all of our purchases for the nine months ended September 30, 2013 were denominated in U.S. dollars. Accordingly we believe that any movement in the exchange rate between the European Union euro and the Renminbi will have an insignificant impact on our operating income.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time. The exchange rates at September 30, 2013 and December 31, 2012 were approximately 6.1364 and 6.3011 Renminbi to 1 U.S. dollar, respectively. Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars.

We recognized a foreign currency translation gain in other comprehensive income of approximately $1,373,000 and $166,000 for the nine months ended September 30, 2013 and 2012, respectively. If the exchange rate were to increase by 10% to US$1=6.75004 RMB at September 30, 2013, our accumulated other comprehensive income related to foreign currency translation adjustments gain would potentially decrease by approximately $5,201,000 in the balance sheet as of September 30, 2013.  If the exchange rate were to decrease by 10% to US$1 = RMB5.5785 as of September 30, 2013 our accumulated other comprehensive income related to foreign currency translation gain would potentially increase by approximately $5,722,000 in the balance sheet as of September 30, 2013.

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

Changes in Internal Control Over Financial Reporting.

During the three and nine months ended September 30, 2013, there were no changes in our internal control over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GUANWEI RECYCLING CORP.

Date: November 13, 2013	By:	/s/ Min Chen
Min Chen
Chief Executive Officer, Chairman of the Board, President and Principal Executive Officer

Date: November 13, 2013	By:	/s/ Feng Yang
Feng Yang
Chief Financial Officer, Secretary, Treasurer and Principal Financial and Accounting Officer