Form 10-K
period 2013-12-31
Guanwei Recycling Corp.
filed 2014-03-31
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

86-591 85369 6197
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.001 per share	NASDAQ Capital Market

Securities registered under Section 12(g) of the Act:

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
☐  Yes         ☒  No

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2013 based upon the closing price reported for such date on the NASDAQ Capital Market was $5,633,181.

As of March 24, 2014, there were 10,407,839 shares of the registrant’s common stock outstanding.

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

Based in Fuqing City, in the Fujian Province of China, Guanwei is one of the few plastic recyclers in China to import most of its raw materials (i.e. plastic waste) from foreign suppliers (primarily Germany), where the cost of processing plastic waste is significantly higher than in China. Guanwei’s products are sold to customers in a wide range of industries, including shoe manufacturing, architecture and engineering products, industrial equipment and supplies, and chemical and petrochemical manufacturing. Guanwei operates its business in compliance with the highest environmental standards in order to meet the stringent requirements of both German and Chinese authorities. In March 2013, TÜV Rheinland, a provider of testing and certification services, issued a certificate on the compliance of Guanwei's operations with German regulations regarding pollution and environmental controls based upon its audit.  Holding such a compliance certificate permits a plastics recycler to purchase plastic waste directly from Germany and/or other European suppliers.

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

On December 5, 2012, the Company effected a reverse split of its common stock, par value $0.001 per share (“Common Stock”) at a split ratio of 1-for-2.  As a result of this corporate action, the total number of issued and outstanding shares of Common Stock decreased from 20,815,654 to 10,407,839 shares.

Market and Industry

According to an article “The future of LDPE market” issued by Ringier, an internationally operating Swiss media company, on October 18, 2011, Ceresana Research, an international market research and consultancy company, sees the Asian Pacific market as the most important LDPE market which will be able to increase its share of global consumption to more than 39% in 2012.  It also stated that with global demand for LDPE approaching maturity, growth is not expected to be as strong as in the past. However, with most industries increasing their production, global demand for LDPE is expected to grow at around 2% annually until 2020, according to a report by GBI Research (www.gbiresearch.com).  The GBI Research report also stated that demand for LDPE is highest in Asia with China being a major demand driver for LDPE in the world.  The demand in advanced countries such as Japan is also high but is stable. India and China have considerable consumption potential because of their large populations.

The gross domestic products (“GDPs”) of countries such as China and India in Asia are growing at higher rates than the global GDP growth rates. The key LDPE-consuming industries are also growing in these regions. The packaging sector is set to grow continuously in the forecasted period in these countries supported by the growth in the retail industry. With the rise in consumption, the durables industry is also set to grow. The construction and electrical industries should also follow the industrial growth trends.

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

There are seven types of plastic polymers, each with specific properties, which are used worldwide for various packaging applications. Each group of plastic polymers can be identified by its Plastic Identification Code (“PIC”), which is usually a number or a letter abbreviation. The PIC appears inside a three-chasing arrow recycling symbol. The symbol is used to indicate whether the plastic can be recycled into new products. The PIC identification system was introduced by the Society of the Plastics Industry, Inc., which provides a uniform system for the identification of different polymer types and helps recycling companies to separate different plastics for reprocessing. Manufacturers of plastic products are required to use PIC labels in some countries/regions and can voluntarily mark their products with the PIC where there are no requirements. Consumers can identify the plastic types based on the codes usually found at the base or at the side of the plastic products, including food/chemical packaging and containers.

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

Recycling Awareness

There is a growing awareness in the global economy of issues surrounding waste management, and recycling processes and recycled products are being developed to address these issues. The advantages of recycling waste material, much of which consists of metal, paper, glass and plastic packaging, are being increasingly recognized by the global community.  The environmental benefits of recycled plastics products are well known, and in addition, our management’s experience indicates that recycled plastics can be 40% to 50% cheaper than virgin polymers. Recycling rates in China vary among the different polymer types, but the overall trend for each polymer type is increasing.

Currently, most of the recycled plastics products manufactured in China use imported raw material in the form of plastic waste.  We believe that there is great opportunity to further develop the plastics recycling market in China by relying on domestic suppliers of raw material.  However, Guanwei has no current plans to use domestic suppliers as the waste classification and sorting techniques used abroad result in higher quality raw material.

Guanwei’s Recycling Process

Guanwei’s plastics recycling process begins with procuring raw material, which it sources primarily from Europe and China.  All the raw material Guanwei purchases is previously unrecycled (i.e. virgin) plastic waste, making it a strong plastic that is most suitable in the manufacturing of Guanwei’s plastic grains.

The raw material is shipped directly from the supplier to Guanwei’s raw material storage and manufacturing plant in special containers which are approved by the Chinese government. Once in Guanwei’s facility, the plastic waste is then classified and sorted by hand based on polymer type and color.  Guanwei has approximately 279 workshop employees who help sort raw material and who are paid per piece in order to increase productivity.  Guanwei focuses on the recycling of LDPE products, so the non-LDPE materials are sorted out first, which accounts for approximately 9% of the raw material. This non-LDPE material is packed and sold to manufacturers who specialize in plastic production using the respective materials.

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

Products

Guanwei currently manufactures a number of recycled plastic products made from LDPE, and is one of the largest manufacturers of recycled LDPE in China. LDPE is easily processed and is defined by a density range of 0.910-0.940 g/cm 3.  It is moisture resistant and can withstand continuous temperatures of 175°F, and can withstand temperatures of nearly 200° F for short periods of time. LDPE is chemical and corrosion resistant.  It has high resilience and low density, making it an extremely light weight and flexible plastic. It also meets food handling guidelines and is easily cleaned, and therefore it is ideal for food wraps and films.

LDPE can be produced in both translucent and opaque varieties, and the principal difference between virgin LDPE and recycled LDPE is that recycled LDPE cannot be completely transparent. Some manufacturers have strict color requirements, so they will not purchase recycled LDPE. However, recycled LDPE is attractive to manufacturers without color requirements, as the selling price of virgin plastic in China can be as high as RMB12,000 (approximately $1,900) per ton, 40% to 50% higher than our average selling price of recycled LDPE for 2013

Guanwei produces four types of LDPE plastic grains. The grade is determined by the color of the plastic grain, with higher grade denoting that the grain is whiter. Higher grade plastic grains are more expensive.   Sales percentages of each of the four grades for the year ended December 31, 2013 follow:

•	Grade A	This is a white LDPE grain and accounts for approximately 30% of Guanwei’s 2013 sales.

•	Grade B	This is a white LDPE grain and accounts for approximately 35% of Guanwei’s 2013 sales.

•	Grade C	This is a white LDPE grain and accounts for approximately 12% of Guanwei’s 2013 sales.

•	Grade D	This is a black LDPE grain and accounts for approximately 23% of Guanwei’s 2013 sales.

Currently, the demand for Guanwei’s products remains strong. Therefore, Guanwei does not currently have any plans to develop new products.  However, Guanwei intends to enhance its manufacturing process and increase its training of more skilled workers, and thereby increase productivity.

All of Guanwei’s products are manufactured in its storage and manufacturing facility located in Fuqing City. Guanwei has a sewage treatment area for processing the waste water used in the manufacturing process, which exceeds 4,800 square meters.  The facility was approved by the relevant local Government when it was built and is subject to inspection periodically.

Raw Materials and Major Suppliers

Because an important step in the recycling of plastic waste is sorting and classifying the raw material, Guanwei obtains most of its raw material from foreign suppliers (primarily in Europe), where it can obtain raw material which consists solely of unrecycled plastic, and where the sorting and classification techniques are superior to those used in China. Guanwei’s primary suppliers during 2013 and 2012 are primarily located in Europe. Guanwei is one of the few plastics importer-manufacturers in China with a Compliance Certificate from Unweltagentur Erftstadt for meeting certain pollution and environmental standards, which allows Guanwei access to German suppliers. Guanwei has entered into certain long-term supply contracts with its suppliers in Europe to purchase raw materials at prices to be determined monthly.

The following table sets out our major suppliers of raw materials for recycled LDPE and non-LDPE materials for the fiscal years ended December 31, 2013 and 2012.

	As a Percentage of Our Purchases of Raw Materials
	Fiscal Year Ended December 31,
	2013	2012
Recycling Dienstleistung Beratung GmbH	13.9%	33.4%
Sunshine Handels & Consulting GmbH	26.9%	21.0%
TM Recycling GmbH	14.5%	12.1%
Sanjia Netherlands B.V.	15.0%	15.0%
Keryi Holdings Co. Ltd.	13.4%	14.2%

The raw materials are transported to the port of Jiangyin in China by ocean freighters. As the importer of the raw materials, Guanwei covers the cost of shipping from the supplier to Guanwei’s facility. Each imported container weighs about 20 tons, and per container shipping costs between $500-$600, including insurance.  Beginning in 2013, the container shipping costs are included in the raw material costs charged by our suppliers and we no longer separately pay these shipping costs. The raw materials are then transported from the port in Jiangyin to Guanwei’s facility by truck at a cost of approximately $120 per container. Each container is subject to an import tax imposed by the Chinese government of approximately 6.5% to 8.5% of the value of the goods and is also subject to a value-added tax of 17%.

Importers of plastic waste into the PRC are subject to an import quota regulated by the Ministry of Environmental Protection. Guanwei has been approved for an import quota of 100,000 tons and 80,000 tons of plastic waste for 2013 and 2012, respectively.  In addition, Guanwei has been permitted to use the 35,000 tons of import quota granted to Fuqing Huan Li Plastics Company Limited (“Huan Li”) at no cost pursuant to an agreement dated November 1, 2008.  Huan Li’s import quota is reduced to 15,000 tons since the year of 2013.  Accordingly, we are only allowed to use Huan Li’s quota up to 15,000 tons of imported plastic waste per year for the year of 2013.  Huan Li’s quota is increased back to 35,000 for 2014 and accordingly we will be allowed to use Huan Li’s quota up to 35,000 tons for the year of 2014.  Huan Li has not had any significant operations since 2005, but its import quota remains valid. Chen Min, the Registrant’s Chief Executive Officer, is the Chief Executive Officer, Chairman of the Board of Directors, and legal representative, with the power to represent and act on behalf, of Huan Li.

The Company’s import quota will be evaluated by the Chinese government on an annual basis. In July 2011, we received government approval to increase our quota from 24,000 tons to 64,000 tons for 2011. In January 2012, 2013 and 2014, we received government approval to further increase our quota to 80,000 tons for the year of 2012 and 100,000 tons for the years of 2013 and 2014, respectively.

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

Certain of Guanwei’s customers make deposits for the products they purchase and the purchase price includes all shipping and transportation costs. Guanwei typically sells its products on a purchase order basis, but occasionally enters into one-year supply agreements with customers. The purpose of such agreements is to set the prices at which products are to be sold to such customers during the following year. The customer base is spread across different geographic markets and industries, such as shoe manufacturing, construction material manufacturing (such as fire- and water-proofing material and plastic pipes), and outdoor furniture manufacturing. No single customer represents greater than five percent of our sales volume or net revenue. Guanwei does not foresee any difficulties in sales as it is well-insulated against fluctuating demands in any one industry and demand currently exceeds supply. But it cannot hedge.

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

Well-established manufacturing capabilities

In China, the vast majority of plastic recycling companies are small-scale craftsmen shops lacking the capacity to properly process raw materials, deal with sewage treatment issues and meet required environmental standards.  In comparison, Guanwei has a large storage and manufacturing facility in which it produces various plastics products, and also has a sewage treatment facility that is able to filter and process the waste products resulting from the manufacturing. Guanwei’s production capacity is currently 80,000 tons annually.  In 2013, Guanwei sold 52,038 tons of manufactured recycled LDPE. Additionally, we believe production costs for our primary competitors are higher than those of Guanwei because they purchase their raw materials from wholesalers in Hong Kong, whereas Guanwei imports almost all of its raw materials directly from suppliers. Furthermore, Guanwei is the only LDPE importer in China with recycled plastic manufacturing capabilities, and one of the few plastics manufacturers in China with a Compliance Certificate from Umweltagentur Urftstadt for meeting certain pollution and environmental standards, as discussed further below.

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

Employees

Guanwei currently has approximately 540 full-time employees including 469 employees working in the workshops and 71 employees in sales, marketing and administrative positions.  Guanwei has no part-time employees. We have a labor contract with each employee as required by law in the PRC. The labor contract mainly includes working content, contract period, working time, payment and other terms.

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

At December 31, 2013, we had approximately US$11.9 million on deposit with banks and financial institutions in China, which constitutes approximately all of our total cash. The terms of these deposits are, in general, up to three (3) months. Historically, deposits in Chinese banks and financial institutions are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which became effective on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks and financial institutions based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank or financial institution may go bankrupt. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors with Chinese banks and financial institutions in many aspects, especially since the opening of RMB business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks and financial institutions in which we have deposits has increased. In the event of bankruptcy of one of the banks or financial institutions which holds our deposits, we are unlikely to recover our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.

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

For the years ended December 31, 2013 and 2012, 84% and 96% of our raw material was purchased from five major suppliers, respectively. Failure to maintain good relationships with our current suppliers or to develop a new supply source of raw materials could negatively affect our ability to obtain the raw materials used in our products in a timely manner. If we are unable to obtain ample supplies of raw material from our existing suppliers or develop alternative supply sources, we may be unable to satisfy our customers’ orders which could materially and adversely affect our revenues and our relationship with our customers.  Furthermore, we are dependent on our suppliers for the timely delivery of materials that we require for our operations. Should our suppliers fail to deliver such materials on time, and if we are unable to source these materials from alternative suppliers on a timely basis, our revenue and profitability could be adversely affected.

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

In the PRC, imports of plastic waste are subject to an import quota regulated by the Ministry of Environmental Protection. We have been approved for an import quota of 100,000 tons and 80,000 tons of plastic waste in the years of 2013 and 2012, respectively.  In January 2014, we have been approved for an import quota of 100,000 tons of plastic waste for the year of 2014.  We have also been permitted to use of the 15,000 tons in 2013 and 35,000 tons in 2012 import quota granted to Huan Li.  Huan Li’s quota is increased back to 35,000 for 2014 and accordingly we will be allowed to use Huan Li’s quota up to 35,000 tons for the year of 2014.   Huan Li has not had any significant operations since 2005, but its import quota remains valid.  Min Chen, our Chief Executive Officer, is the Chief Executive Officer, Chairman of the Board of Directors, and legal representative with the power to represent and act on behalf, of Huan Li.

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

Our Sales Are Dominated By Sales in China Which Could Have An Adverse Effect On Our Business.

For each of the two fiscal years ended December 31, 2013 and 2012, substantially all of our sales were derived from customers in China. We expect that the domestic market in China will continue to be our major market. Our business is therefore heavily dependent on the demand for plastics in China and the domestic market prices of LDPE. In the event that there is any material adverse change in the level of the demand of raw material for plastic products in China or if there are a significant price fluctuations in China, our performance could be adversely affected.

The Staff Of Our Accounting Department Lack Training And Experience In Accounting Principles Generally Accepted in the U.S., Which May Result In Accounting Errors In The Financial Statements That We File With The Securities And Exchange Commission.

Our executive offices are located in Fuqing City, Fujian Province in the PRC. Our entire bookkeeping and accounting staff is located there. Our books and records are maintained in Chinese, using Chinese accounting principles. Chinese accounting principles vary in many important respects from accounting principles generally accepted in the U.S.  To file our Company’s financial statements with the Securities and Exchange Commission, our accounting staff must convert the financial statements from Chinese accounting principles to accounting principles generally accepted in the U.S.  However, none of the members of our accounting staff has extensive experience or training in the preparation of financial statements under accounting principles generally accepted in the U.S.  Nor do we have any employee who has previous experience in accounting and reporting for a U.S. public company. This situation creates a risk that the financial statements we file with the SEC may fail to present our financial condition and/or results of operations as required by SEC rules and the accounting principles generally accepted in the United States.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2013, management identified a material weakness relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements.

We are undertaking remedial measures, which measures will take time to implement and test, to address this material weakness. There can be no assurance that such measures will be sufficient to remediate the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to identify material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A.“Controls and Procedures” for more information.

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

One Shareholder Exercises Significant Control Over Matters Requiring Shareholder Approval.

A single shareholder, Fresh Generation, has voting power equal to approximately 57.65% of our voting securities as of the date of this Annual Report. As described in greater detail later in this Annual Report, Chen Min, our Chief Executive Officer and Chairman of the Board, is the beneficial owner of the shares of our Common Stock held by Fresh Generation. Furthermore, Mr. Min Chen holds a portion of such shares in trust for the benefit of certain of our other directors. As a result, Mr. Min Chen and such directors, through such indirect stock ownership, can exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by other shareholders.

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

As a result of the assessment of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act as of December 31, 2013, we have identified the fact that we lack sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements as a material weakness in our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 24, 2014, our common stock is quoted on the NASDAQ Capital Market in the United States of America under the symbol “GPRC”. As of March 24, 2014, 10,407,839 shares of our Common Stock are issued and outstanding.  The quotation of our Common Stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our Common Stock will develop in the future. In the absence of an active trading market:

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

Closing Bid Prices	High	Low

Calendar Year Ended December 31, 2013

4th Quarter:	$3.48	$1.75

3rd Quarter:	$2.20	$1.38

2nd Quarter:	$1.63	$1.21

1st Quarter:	$1.71	$1.42

Calendar Year Ended December 31, 2012

4th Quarter:	$2.26	$1.32

3rd Quarter:	$1.80	$1.26

2nd Quarter:	$3.42	$1.50

1st Quarter:	$1.86	$1.50

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

Holders of Common Equity

As of March 24, 2014, the Registrant has 10,407,839 shares of our common stock outstanding held by 8 holders of record. The Registrant believes that it has more shareholders since many of its shares are held in “street” name. See also the “Security Ownership of Certain Beneficial Owners and Management” below for a table setting forth (a) each person known by us to be the beneficial owner of five percent (5%) or more of our Common Stock and (b) all directors and officers individually and all directors and officers as a group as of the date of this Report, after giving effect to the Exchange.

Securities Authorized for Issuance Under Equity Compensation Plans

The shareholders of the Company adopted the Guanwei Recycling Corp. 2010 Omnibus Long-Term Incentive Plan (the “Plan”) at the annual shareholder meeting, which took place on November 19, 2010.  A copy of the Plan is incorporated as an exhibit to the Annual Report on Form 10-K as Exhibit 10.9.  As of the date of this Annual Report, no awards have been made under the Plan.  The following table sets forth information regarding securities authorized for issuance under equity compensation plans.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

There were no purchases of equity securities by the Registrant or any of the Registrant’s affiliates during the fourth quarter of the fiscal year ended December 31, 2013.

Recent Sales of Unregistered Securities.

There were no sales of unregistered securities in the year ended December 31, 2013.

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

The Company is organized as a single business segment and is committed to sourcing and developing innovative ideas and markets for recycled materials, and concentrates on transforming plastic waste into useful plastic grains. Its mission is to be an environmentally conscious, profitable manufacturer of plastics products of the highest quality. Guanwei procures raw material in the form of plastic waste from its suppliers and uses this material to manufacture recycled plastic grains, which are then sold to manufacturers of consumer products in various industries. Guanwei specializes in the production of various recycled plastics products, the most important of which is LDPE. Guanwei has developed four distinct grades of LDPE plastic grains, which are sold to customers to be manufactured into a broad range of end products. Guanwei currently sells to more than 300 customers, including over 150 active recurring customers during 2013, in over 10 industries, ranging from shoe manufacturing, architecture and engineering, industrial equipment and supplies, and chemical and petrochemical manufacturing. Guanwei’s LDPE products in particular are widely used in the manufacturing of chemical and functional fibers, and is the main raw material for shoe soles, insulation material, fire-proofing and water-proofing material, and foam.

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

During the year ended December 31, 2013, we installed equipment to further improve our waste water treatment process, and installed other equipment to enhance our production facility.  In addition, we also incurred improvement costs on our production facility.

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

We estimate the net realizable value for such finished goods and work-in-progress based primarily upon the latest invoice prices and current market conditions. If the market value of an inventory drops below its carrying value, we record a write-off to cost of sales for the difference between the carrying cost and the market value. During the years ended December 31, 2013 and 2012, the Company recorded no inventory write down. We carry out an inventory review at each reporting period.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of December 31, 2013, the Company has undistributed profits of approximately $50,428,000 that are subject to withholding tax when distributed. Since the Company intends to reinvest these undistributed profits to further expand its businesses and does not intend to declare dividends, the Company has not recorded a withholding tax in relation to these undistributed profits. Should the Company’s distribute all these profits, the aggregate withholding tax will amount to approximately $5,043,000 which assumes the current tax rate 10% of the undistributed earnings prepared under PRC GAAP after 2007.

The Company has no material uncertain tax positions as of December 31, 2013 or unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters as an income tax expense. As of December 31, 2013, there is no interest and penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

(d)           New Accounting Standards

The Company is not aware of any recent issued accounting pronouncements that when adopted will have a material effect on the Company’s financial position, results of operations or cash flows.

Results of Operations for the Fiscal Year Ended December 31, 2013 Compared To the Fiscal Year Ended December 31, 2012

The following table sets forth a summary of certain key components of our results of operations for the years indicated, in USD.

	For the Years Ended December 31,		Change in
	2013	2012	%

Net revenue	$72,263,043	$79,043,356	(8.58)%
Cost of revenue	56,493,385	60,440,237	(6.53)%
Gross profit	15,769,658	18,603,119	(15.23)%
Selling and marketing expenses	494,394	417,597	18.39%
General and administrative expenses	2,232,352	2,297,782	(2.85)%
Interest income	56,387	55,781	1.09%
Interest expense	(43,583)	-	-%
Net foreign exchange gain	49,797	62,806	(20.71)%
Gain (loss) on disposal of property and equipment	3,602	(33,452)	(110.77)%
Government subsidy	32,308	-	-%
Miscellaneous	(31,494)	6,372	(594.26)%
Income taxes	3,410,432	4,143,952	(17.70)%
Net income	9,699,497	11,835,295	(18.05)%

Revenues

The following table sets forth a summary of our net revenue by categories for the periods indicated, in USD.

	For the Years Ended December 31,		Change in
	2013	2012	%

Sales of recycled LDPE	$64,814,357	$67,331,679	(3.74)%
Sales of sorted non- LDPE materials	1,826,465	1,913,859	(4.57)%
Sales of raw materials	5,622,221	9,797,818	(42.62)%
	$72,263,043	$79,043,356	(8.58)%

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

Revenue generated during the fiscal year 2013 from the sale of manufactured recycled LDPE was $64,814,357, as compared to $67,331,679 for 2012, which represents a decrease of 3.74%. This decrease was due to a decrease in sales volume, which was partially offset by the increase in average selling price of manufactured recycled LDPE.  The Company sold 52,038 tons of manufactured recycled LDPE in the year ended December 31, 2013, representing a decrease of 6.15% from the 55,448 tons sold in 2012. The average selling price of recycled LDPE increased 2.64% from approximately $1,214 per ton in 2012 to approximately $1,246 per ton in 2013.  During the second half of 2013, we experienced an interruption in our production due to heightened enforcement examinations of our production and stock storage facility by the Fuzhou Environment Protection Department, Fuqing City Environment Protection Department, and Fuqing Customs which resulted in delays in our production and shipping cycles for approximately one to two weeks.  We believe that China’s tighter policy, so called “Green Fence”, which when enacted earlier this year triggered heightened enforcement actions by environmental departments and customs on companies conducting business with imported waste materials.   However, we do not believe this new import law will have any material impact on our business going forward.

Revenue generated from the sales of sorted non-LDPE material decreased from $1,913,859 in 2012 to $1,826,465 in 2013, representing a decrease of 4.57%. This was due to a decrease in sales volume and partially offset by an increase in selling price. Guanwei sold 5,521 tons of sorted non-LDPE material in 2013, representing a decrease of 10.01% from 6,135 tons sold in the same period of 2012. A lower volume of non-LDPE material was sold during the fiscal year 2013 because our production of LDPE material decreased.  Since non-LDPE material is a by-product of manufacturing our LDPE products, the decrease of our sales of non-LDPE material is in line with the decrease of our LDPE product sales. The average selling price of sorted non-LDPE material increased 6.09% to approximately $331 per ton in 2013 from approximately $312 per ton in 2012. As with recycled LDPE, the average selling price of sorted non-LDPE materials has increased steadily since the first quarter of 2009.

We sold 7,889 tons and 16,444 tons of raw materials in the amounts of $5,622,221 and $9,797,818 during the years ended December 31, 2013 and 2012, respectively.  In order to get a volume discount from our suppliers, we verbally agreed to purchase certain quantities in order to continue to get our raw materials at lower prices.  Raw materials in excess of our production needs were sold at a small profit in order to free up our storage space.

Our revenue may be affected by the import quotas granted by the PRC’s Ministry of Environmental Protection.  On July 11, 2011, Guanwei received official government approval for expansion of its quota for imported plastic waste. Pursuant to the approval, the Guanwei’s import quota increased from 24,000 tons to 64,000 tons in 2011.  We have been approved for an import quota of 100,000 tons and 80,000 tons of plastic waste in 2013 and 2012, respectively.  In January 2014, we received government approval for import quota of 100,000 tons for the years of 2014.  Guanwei entered into an agreement, dated November 1, 2008, pursuant to which Guanwei has been permitted to use, at no cost, the 35,000 tons per year import quota granted to Fuqing Huan Li Plastics Company Limited (“Huan Li”) for a term of 10 years. Min Chen, our Chief Executive Officer and Chairman of the Board, is also the Chief Executive Officer, Chairman of the Board and legal representative of Huan Li. Huan Li’s import quota was reduced to 15,000 for the year of 2013.  Accordingly, we are only allowed to use Huan Li’s quota up to 15,000 tons of imported plastic waste.  Huan Li’s quota is increased back to 35,000 for 2014 and accordingly we will be allowed to use Huan Li’s quota up to 35,000 tons for the year of 2014.  There can be no guarantee that Huan Li’s import quota will be available to us after the expiration of the agreement. If we are unable to use Huan Li’s import quota or obtain the grant of an import quota from the Ministry of Environment Protection, our revenue and results of operations would be materially adversely affected. Please refer to the section entitled “Risk Factors” in this Annual Report on Form 10-K for further information and other factors that may affect our revenue.  Together with the import quota of 15,000 tons in 2013 and 35,000 tons in 2014 contracted from Huan Li, the Company had a total import quota of 115,000 tons in 2013 and 135,000 tons in 2014.

Other than as disclosed elsewhere in this Annual Report, we are unaware of any trends or uncertainties which have or which we reasonably expect to have a material impact on net sales or revenues from continued operations.

Cost of Revenue

	Year Ended December 31,		Year Ended December 31,
	2013		2012
	in $	% of Net Revenue	in $	% of Net Revenue	Change in %

Cost of manufactured recycled LDPE and sorted non-LDPE materials	$51,016,145	76.55%	$51,041,177	73.71%	(0.05)%
Cost of raw material sales	5,477,240	97.42%	9,399,060	95.93%	(41.73)%
	$56,493,385	78.18%	$60,440,237	76.46%	(6.53)%

During the years ended December 31, 2013 and 2012, our cost of revenue was $56,493,385 and $60,440,237, representing 78.18% and 76.46% of net revenue, respectively.

During the years ended December 31, 2013 and 2012, our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material was $51,016,145 and $51,041,177, representing 76.55% and 73.71% of net revenue from sales of manufactured recycled LDPE and sorted non-LDPE material.  The increase in the percentage of cost to net revenue is primarily due to manufacturing costs increasing at a faster pace than the increase in our selling price.  Raw material prices increased 9%, from $722 per ton in 2012 to $787 per ton in 2013, while the average selling prices of manufactured recycled LDPE and sorted non-LDPE material increased 2.64% and 6.09%, respectively, from $1,214 per ton and $312 per ton in 2012 to $1,246 per ton and $331 per ton in 2013.

In order to cut costs and increase profit margins, we focused heavily on developing relationships with new suppliers and increasing the amount of high quality raw materials purchased directly from European suppliers, as opposed to purchasing from a wholesaler.  We will continue to work on developing such relationships, and obtaining more favorable terms and discounts by strengthening our relationships with suppliers and placing more bulk orders.

Gross Profit

The increase of the percentage of cost to net revenue in the second half of the year was primarily due to the negative effects of government examinations of our production and storage facility, which resulted in delays in our production and shipping cycles during this period.  Since certain manufacturing overhead costs are fixed, the declines in sales volume caused our cost of revenues percentage to increase in the year ended December 31, 2013.  This negative effect was partially offset by the increase in our average selling prices of manufactured recycled LDPE and sorted non-LDPE material by 2.64% and 6.09%, respectively, during the year ended December 31, 2013. However, due to the fact that manufacturing costs increasing at a faster pace than the increase in our selling prices, the gross profit margin and amount decreased in 2013 compared to those in 2012.  During fiscal year 2013, our overall gross profit margin decreased to 21.82% from 23.54% in 2012. The 1.72 percent points decrease in overall gross profit margin was attributable to our raw material cost increasing at a faster rate than the increase in our selling price of recycled LDPE and overall increases in direct labor and overhead cost.  Our sales of raw materials, which generated very low profit margin, decreased 42.62% during 2013.

Gross profit from sales of manufactured recycled LDPE and sorted non-LDPE material during 2013 decreased by $2,579,684 to $15,624,677, or 23.45% of net revenue, from $18,204,361, or 26.29% for 2012. The decrease in gross profit was primarily the result of the decrease in sales volume and the increase of raw material, direct labor and overhead cost which were partially offset by the slight increase in average selling prices.  During 2013, we continued to experience increases in manufacturing cost.   During 2013, the sales volume of manufactured recycled LDPE and sorted non-LDPE material decreased 6.15% and 10.01%, respectively, and their average selling prices increased 2.64% and 6.09%, respectively. The average per-ton manufacturing cost of recycled LDPE and sorted non-LDPE material during 2013 continued to climb at a faster pace than the increase in our selling prices.  As the education level of China’s population continues to improve, there are less available workers willing to work at the factories.  As a result, we continue to face challenges to recruit factory workers and have to increase our factory workers’ compensation and benefits in order to retain them, which caused our labor costs continue to climb.

During the years ended December 31, 2013 and 2012, gross profit from sales of raw materials was $144,981 or 2.58% of net revenue and $398,758 or 4.07% of net revenue from sales of raw materials, respectively.

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

Operating Expenses

Sales and marketing expenses primarily consist of transportation and courier costs and payroll and related benefits. In 2013, sales and marketing expenses increased 18.39% to $494,394, compared to $417,597 for 2012. The increase of $76,797 was primarily caused by an increase in payroll and related benefit costs as a result of a transfer of an employee from the management department to the sales department.  Sales and marketing expenses also include our delivery cost which is primarily affected by gasoline prices.  Our customers may choose to either pick up their products with their own vehicles or to have the Company arrange delivery, in which case the transportation costs are categorized as selling and marketing expenses. Our delivery cost for 2013 was not materially different from that for 2012.  The Company believes delivery costs will fluctuate due to the fluctuation of gasoline prices and our sales volume.

General and administrative expenses primarily consist of management remuneration, depreciation and amortization, employee welfare costs, and legal and professional fees.  During 2013, general and administrative expenses decreased 2.85% to $2,232,352, compared to $2,297,782 in 2012.  This decrease was primarily due to the net effects of the following:

-	the decrease of $72,000 or 13.74% in legal, director, and professional fees to $452,000 in 2013 from $524,000 in 2012 as we continued our efforts to better control our legal and professional fees.

-	the decrease of $44,000 or 8.49% in payroll expense to $474,000 in 2013 from $518,000 in 2012 as a result of the transfer of an employee from the management department to the sales department.

-	the increase of $118,000 or 69.01% in travel and entertainment expense to $289,000 for 2013 from $171,000 for 2012 as we traveled frequently to Europe to maintain relationships with our suppliers.

Other Income (Expenses)

Our interest income is generated by interest earned on deposits with banks and financial institutions and interest expenses are amounts we pay in interest with respect to our borrowings.  Interest income increased $606 to $56,387 for 2013 from $55,781 for 2012.  Our average cash balance is fairly steady throughout the year of 2013 compared to 2012 and accordingly our interest income for 2013 was approximately the same as that of 2012.

Interest expenses was $43,583 for 2013 representing the imputed interest on the amount due to a shareholder at an interest rate of 6% which approximated the prevailing bank borrowing rate.

Net foreign exchange gain decreased $13,009 to $49,797 for 2013 from $62,806 for 2012.  Since a majority of our raw materials from Europe are settled in USD or Euro, foreign exchange gain (loss) will be affected by currency exchange fluctuation between USD and Euro and RMB.

Gain (loss) on disposal of property and equipment was primarily related to disposing of certain factory equipment which was replaced by new machinery and equipment.  We intend to continue to acquire new machinery and equipment to improve our production efficiency.

We received a subsidy in the amount of $32,308 for 2013 from the local government as an incentive for our continuous efforts in environment protection through upgrading our facility and equipment.

We support our operations through a combination of self-generated profit and limited amount of loans from banks and financial institutions. As of December 31, 2013 and 2012, we did not have any outstanding borrowings as we have sufficient working capital to meet our short-term cash needs.

Net Income

During the fiscal year of 2013, our net income decreased $2,135,798, or 18.05% to 9,699,497 from $11,835,295 for 2012.  The decrease was primarily due to the decrease in sales volume which was partially offset by the increase in average selling prices.  Excluding the sales of raw materials, our gross margin was 23.45% for 2013 compared to 26.29% for 2012.  Such decrease was primarily due to the effects of the government examinations of our production and storage during the second half of 2013 which resulted in delays in our production and shipping cycle.  Therefore, our sales and net income were negatively affected during the year ended December 31, 2013.

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

Substantially all of our purchases for the fiscal year ended December 31, 2013 were denominated in the U.S. dollar and the European Union euro. Accordingly any significant movements in the exchange rate between the U.S. dollar or European Union euro and the Renminbi will have a significant impact on our operating income.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time. The exchange rates at December 31, 2013 and 2012 were approximately 6.1104 and 6.3011 Renminbi to 1 U.S. dollar, respectively.  Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars.  We recognized a foreign currency translation gain in other comprehensive income of approximately $1,601,987 and $284,318 for the fiscal years ended December 31, 2013 and 2012.  If the exchange rate were to increase by 10% to US$1.00 = RMB6.7214 at December 31, 2013, our foreign currency translation gain in other comprehensive income would potentially decrease by approximately $5,345,477 for the year ended December 31, 2013. If the exchange rate were to decrease by 10% to US$1.00 = RMB5.4994 at December 31, 2013, our foreign currency translation gain in other comprehensive income would potentially increase by approximately $6,533,271 for the year ended December 31, 2013.

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

The following table sets forth the summary of our cash flows, in USD, for the fiscal years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012

Net cash provided by operating activities	$1,146,958	$1,725,960
Net cash used in investing activities	(2,130,003)	(2,694,126)
Net cash provided by financing activities	417,029	517,863
Effect of exchange rate changes on cash	369,690	100,858
Net decrease in cash and cash equivalents	(196,326)	(349,445)
Cash and cash equivalents at beginning of year	12,083,358	12,432,803
Cash and cash equivalents at end of year	$11,887,032	$12,083,358

Operating activities

During the year ended December 31, 2013, we generated net cash from operating activities of $1,146,958 as compared to $1,725,960 for 2012.  During the year ended December 31, 2013, net cash provided by operating activities was primarily due to net income of $9,699,497 which was partially offset by the increase in accounts receivable of $5,173,867 because there was an outstanding accounts receivable related to sales of the raw materials in the amount of $5,469,629 toward the end of 2013 which remained uncollected at the year end, a decrease in inventories of $4,503,312 because we sold a large batch of raw materials toward the end of 2013 as we were renovating our factory and raw material storage facility to make it more efficiently to operate, an increase in advances to suppliers of $5,469,806 and a decrease in accounts payable of $3,551,548 as we held off the shipments of our raw materials orders until the completion of our workshop and storage area re-construction.  We will continue to monitor our accounts receivable and our customers’ financial conditions to avoid any bad debt loss.

During the year ended December 31, 2012, net cash provided by operating activities was primarily due to net income of $11,835,295 which was partially offset by the increase in accounts receivable of $4,791,673 because we continued to extend credits to more customers with good credit history and customers we have a long history of doing business with, an increase in inventories of $1,700,239 because we expected a strong sales month in January 2013, an increase in advances to suppliers of $1,827,480 and a decrease in accounts payable of $4,728,146 was due to new arrangements with suppliers about advances for raw materials.  Our customers paid slower during 2012 as a result of general economy slowdown.

Investing Activities

During the fiscal year ended December 31, 2013 and 2012, net cash used in investing activities was $2,130,003 and $2,694,126, respectively. We incurred capital expenditures of $2,134,849 and $2,694,126 for the years ended December 31, 2013 and 2012, respectively.  The capital expenditures were primarily related to the building improvements and other factory equipment purchases.  We incur capital expenditure as needed in order to improve our facility and add new equipment or to replace existing equipment in order to improve our production process and efficiency.  During the fiscal year ended December 31, 2013, we sold certain equipment for cash proceeds of $4,846.

Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2013 and was $417,029 and $517,863, respectively.  We received advances from a shareholder in the amounts of $417,029 and $517,863 to pay certain professional fees during the years ended December 31, 2013 and 2012, respectively.

Working Capital

Our working capital as of December 31, 2013 was $45,459,190, compared to working capital of $35,505,028 as of December 31, 2012, representing an increase of $9,954,162 or 28.04%. The improved working capital at December 31, 2013 was mainly due to the increase of sales and receivable of raw material and increase in advances to suppliers as mentioned above coupled with the pay down on accounts payable.  We expect to use our working capital to expand the growth of our business including adding new machinery and equipment and improving our production facility in order to increase our production efficiency.   At December 31, 2013, we believe we would have sufficient working capital to fund our operations in the next twelve months.

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

Foreign Cash

As of December 31, 2013 and 2012, the Company had cash deposits of $11.9 million and $12.1 million placed with several banks and a financial institution in the People’s Republic of China, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-18 comprising a portion of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company, and to evaluate the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”).  Disclosure controls and procedures are  controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer and, as appropriate to allow for timely decisions regarding required disclosure.  The Certifying Officers have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2013 because the Company’s accounting department personnel have limited knowledge and experience in U.S. GAAP and SEC reporting requirements as of the Evaluation Date.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the 1992 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. As of December 31, 2013, the Certifying Officers have identified a material weakness that the Company’s accounting department personnel have limited knowledge and experience in U.S. GAAP and SEC reporting.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013 due to the identified material weakness of the Company above.

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

Management’s Remediation Initiatives

In response to the above identified material weakness and to continue strengthening the Company’s internal control over financial reporting, we have done the following remediation initiatives during the year ended December 31, 2013:

●	continued our efforts to recruit additional personnel with sufficient knowledge and experience in US GAAP; and

●	continued our efforts to provide ongoing training courses in US GAAP to existing personnel, including our Chief Financial Officer and in-charge accountant.

Changes in Internal Control Over Financial Reporting

During fiscal year 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, positions and offices or employments for the past five years as of the date of this filing, of the Registrant’s executive officers and directors.

Name	Age	Position(s)	Experience
Min Chen	45	Chairman of the Board of Directors, Chief Executive Officer, President
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

Qijie Chen	47	Director
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

Juguang Gao	51	Director
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

Changzhu Wang	41	Independent Director, Chairman of the Corporate Governance and Nominating Committee, Member of the Compensation Committee
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

Rui Wang	44	Independent Director, Chairman of the Compensation Committee, Member of the Audit Committee, Member of the Corporate Governance and Nominating Committee
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

Howard Barth	62	Independent Director, Chairman of the Audit Committee
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

Jingshou Qin	43	Independent Director, Member of the Audit Committee, Member of the Compensation Committee, Member of the Corporate Governance and Nominating Committee
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

Feng Yang	45	Chief Financial Officer, Secretary, Treasurer
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

Legal Proceedings Involving Officers and Directors

None.

Board Leadership Structure and Role in Risk Oversight

Min Chen is our chairman and chief executive officer. At the advice of other members of the management or the Board, Mr. Chen calls meetings of Board of Directors when necessary. We have four independent directors. We do not have a lead independent director. Our Board has three standing committees, each of which is comprised solely of independent directors with a committee chair. The Board believes that the Company’s chief executive officer is best situated to serve as chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company, with a single person setting the tone and managing our operations. The Board oversees specific risks, including, but not limited to:

•	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

•	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

•	reviewing annually the independence and quality control procedures of the independent auditors;

•	reviewing, approving, and overseeing risks arising from proposed related party transactions;

•	discussing the annual audited financial statements with the management;

•
meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and

•
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Registrant’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Registrant believes that, during 2013, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met, except that Mr. Rui Wang did not file a Form 4 on time to report 22 sales of common stock.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth compensation information concerning all cash and non-cash compensation awarded to, earned or paid to certain of our executive officers and other key employees of the Company who were serving as of the date of this Annual Report for services in all capacities during the last two (2) completed fiscal years ended December 31, 2013 and 2012. The following information includes the U.S. dollar value, based on the weighted average exchange rate of the RMB to USD for the years ended December 31, 2013 and 2012, of bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Total ($)

Min Chen,	2013	116,307	116,307
CEO and Chairman (1)	2012	114,224	114,224

Feng Yang,	2013	77,538	77,538
CFO (2)	2012	76,149	76,149

Jianli You,	2013	77,538	77,538
Workshop Manager (3)	2012	76,149	76,149

Juguang Gao,	2013	77,538	77,538
Operation Manager (4)	2012	76,149	76,149

**
The columns for “Bonus,” “Stock Awards,” “Option Awards,” “Non-Equity Incentive Plan Compensation,” “Non-qualified Deferred Compensation Earnings,” and “All Other Compensation” have been omitted because there were no such awards.

(1)	Min Chen’s base salary for the fiscal years ended December 31, 2013 and 2012 was RMB720,000, or $116,307 and $114,224, respectively.

(2)	Feng Yang’s base salary for the fiscal years ended December 31, 2013 and 2012 was RMB480,000, or $77,538 and $76,149, respectively.

(3)	Jianli You’s base salary for the fiscal years ended December 31, 2013 and 2012 was RMB480,000, or $77,538 and $76,149, respectively.

(4)	Juguang Gao’s base salary for the fiscal years ended December 31, 2013 and 2012 was RMB480,000, or $77,538 and $76,149, respectively.

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

None of the directors or officers received any stock options in fiscal 2013.

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

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards as of December 31, 2013.

Director Compensation

The Registrant paid $24,000 to our audit committee chair/director for each of the years ended December 31, 2013 and 2012. No other directors received any compensation in either of the fiscal years ended December 31, 2013 and 2012. We may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth each person known by us to be the beneficial owner of five percent (5%) or more of the Registrant’s Common Stock as of March 24, 2014.  Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner	Amount of Direct Ownership	Amount of Indirect Ownership	Total Beneficial Ownership	Percentage of Class (1)
Fresh Generation Overseas Limited (2) Rong Qiao Economic Zone Fuqing City Fujian Province, 350301 People’s Republic of China	6,000,000	–	6,000,000	57.65%

Security Ownership of Management

The following table sets forth the ownership interest in the Registrant’s Common Stock, as of March 24, 2014, of all directors individually and all directors and officers as a group. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner (3)	Amount of Direct Ownership	Amount of Indirect Ownership		Total Beneficial Ownership	Percentage of Class (1)
Min Chen, Chairman and CEO	–	1,632,000	(2)	1,632,000	15.68%
Qijie Chen, Director	–	1,092,000	(2)	1,092,000	10.49%
Jianli You, Workshop Manager	–	2,184,000	(2)	2,184,000	20.99%
Juguang Gao, Director	–	1,092,000	(2)	1,092,000	10.49%
Changzhu Wang, Director	–	–		–	–
Rui Wang, Director	–	–		–	–
Howard Barth, Director	–	–		–	–
Jingshou Qin, Director	–	–		–	–
Feng Yang, Chief Financial Officer	–	–		–	–
ALL DIRECTORS AND OFFICERS AS A GROUP:		6,000,000		6,000,000	57.65%

(1)
Applicable percentage of ownership is based on 10,407,839 shares of Common Stock outstanding as of the date of this Annual Report, together with securities exercisable or convertible into shares of Common Stock within sixty (60) days of the date of this Report for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and insider trading regulations. The percentage computation is for form purposes only.

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

Dividend

The Company has not paid any cash dividends during the years ended December 31, 2013 and 2012 and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

Import Quota

During the years ended December 31, 2013 and 2012, the Company utilized the import quota of a related party, Huan Li, for importing regenerative plastic materials at no consideration. Huan Li is considered to be a related party since Chen Min, an officer, director and shareholder of Guanwei and an officer and director of the Registrant, is also the Chief Executive Officer, Chairman of Board of Directors and legal representative of Huan Li. Huan Li is an inactive entity and has no operations.

Accrued Expenses

Chenxin International, a Hong Kong company and shareholder of the Registrant which is controlled by Mr. Rui Wang (“Mr. Wang”), a director of the Registrant, has an oral arrangement with the Company further discussed below pursuant to which Chenxin International has paid accrued expenses of $417,029 and $517,863 on behalf of the Registrant during the years ended December 31, 2013 and 2012, respectively.   These amounts were related to legal and professional fees which are not payable in Chinese RMB (audit and audit-related expenses, legal fees, fees payable to the Company's transfer agent and EDGAR agent, and fees paid to NASDAQ and the SEC relating to the Company's listing) and which were reflected on the Company’s consolidated balance sheets as outstanding amounts due to a shareholder as of December 31, 2013 and December 31, 2012. This arrangement is not reflected in any written agreement and is typical of PRC business practices in the region where the Company is located.

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

As of December 31, 2013 and 2012, the amount related to legal and professional fees paid by Chenxin International on behalf of the Registrant were $934,892 and $517,863, respectively.

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

Item 14. Principal Accounting Fees and Services.

Our independent accountant is Friedman LLP (“Friedman”).  As reported in the Registrant’s Current Report on Form 8-K filed on February 8, 2012, the Registrant appointed Friedman LLP as its independent accountant effective immediately.  Our previous independent accountant was BDO Limited (“BDO”).  Set forth below are aggregate fees billed by Friedman and BDO for professional fees rendered for the audit and quarterly reviews of the Registrant’s financial statements included in the Registrant’s Forms 10-K and 10-Q for the fiscal years ended December 31, 2013 and 2012.

AUDIT FEES

During the years ended December 31, 2013 and 2012, the fees billed and paid to Friedman were $169,067 and $170,991, respectively.

During the years ended December 31, 2013 and 2012, the fees billed and paid to BDO were $0 and $18,500, respectively.

The fees expected to be billed and paid to Friedman related to the audit for the year ended December 31, 2013 are approximately $86,000.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional expense for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements during fiscal 2013 and 2012.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 for fiscal 2013 and 2012.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2013 and 2012 were $0.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee has delegated pre approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date.  All of the services described above in this Item 14 were approved in advance by the Audit Committee during the fiscal year ended December 31, 2013 and 2012.

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

(b)	Exhibits

EXHIBIT NO.	DESCRIPTION

2.1	Share Exchange Agreement, by and between the Registrant, Chenxin and Fresh Generation, dated November 5, 2009 (1)

2.2	Plan of Merger, adopted by the Registrant’s Board on December 4, 2009 (3)

3.1	Articles of Incorporation of the Registrant, dated December 13, 2006. (2)

EXHIBIT NO.	DESCRIPTION

3.2	Bylaws of the Registrant (2)

3.3	Certificate of Amendment to Articles of Incorporation of the Registrant, dated January 28, 2008 (2)

3.4	Articles of Merger, filed with the Secretary of State of the State of Nevada on December 16, 2009 (3)

3.5	Certificate of Incorporation of Chenxin (1)

3.6	Memorandum and Articles of Association of Chenxin (1)

3.7	Articles of Association of Guanwei (1)

3.8	Enterprise Business License of Guanwei, dated December 27, 2007 (1)

3.9	Enterprise Business License of Guanwei, dated December 23, 2008 (1)

9.1	Declaration of Trust, between Yu Banks Po Fung and Chen Min, dated November 28, 2009 (5)

10.1	Share Exchange Agreement and Stock Purchase between the Registrant and MD Mortgage Corp., dated January 15, 2007 (2)

10.2	Asset Transfer Agreement, between Fuqing State-Owned Assets Management & Investment Corp. and Guanwei, dated January 11, 2006 (1)

10.3	Land Use Certificate, issued by the Ministry of State-Owned Land Resources of the People’s Republic of China to Guanwei, dated November 8, 2006 (1)

10.4	Audit Report and Certificate, issued by Umweltagentur Erftstadt to Guanwei (5)

10.5	Form of Employment Contract (1)

10.6	Stock Purchase Agreement, between the Registrant and Marshall Davis, dated November 5, 2009 (1)

10.7	Indemnity Agreement by and between Chenxin, Fresh Generation, and Marshall Davis, dated November 5, 2009 (1)

10.8	Maximum Amount Loan with Pledge Contract, dated January 17, 2008 between Guanwei and Fuqing Rural Credit Cooperative Union (1)

10.9	Guanwei Recycling Corp. 2010 Omnibus Long-Term Incentive Plan (4)

10.10	Agreement with Fuqing Huanli Plastics Co., Ltd., dated November 1, 2008 (5)

10.11	Oral Agreement with Chenxin International Limited, dated 2009 (6)

10.12	Indebtedness Conversion Agreement, dated April 20, 2012, by and between Guanwei Recycling Corp., a Nevada corporation and Chenxin International Limited, a Hong Kong company (7)

14.1	Code of Business Conduct and Ethics (3)

21.1	List of Subsidiaries of the Registrant (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO) *

EXHIBIT NO.	DESCRIPTION

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO) *

32.1	Section 1350 Certification (CEO) *

32.2	Section 1350 Certification (CFO) *

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 6, 2009.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-149013), filed on February 1, 2008.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2009.

(4)	Incorporated by reference to the Definitive Schedule 14A, filed on October 15, 2010.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2011.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A, filed on December 27, 2011.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 25, 2012.

*	Filed herewith.

GUANWEI RECYCLING CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Guanwei Recycling Corp.

We have audited the accompanying consolidated balance sheets of Guanwei Recycling Corp. as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the years then ended.  Guanwei Recycling Corp.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guanwei Recycling Corp. as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
March 31, 2014

GUANWEI RECYCLING CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$11,887,032	$12,083,358
Accounts receivable	14,837,198	9,305,104
Inventories	14,717,808	18,696,648
Advances to suppliers	7,426,023	1,827,480
Prepaid expenses and other current assets	136,396	131,564
Total current assets	49,004,457	42,044,154

Property, plant and equipment, net	11,074,021	10,223,874
Construction in progress	534,556	-
Land use right, net	668,597	663,800
Other assets	203,751	202,346
Total Assets	$61,485,382	$53,134,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$612,303	$4,082,982
Accrued expenses and other payables	720,888	796,705
Value added taxes payable	827,517	110,484
Amount due to shareholder	934,892	517,863
Income tax payable	449,667	1,031,092
Total current liabilities	3,545,267	6,539,126
Commitments and contingencies
Shareholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized, 10,407,839 shares issued and outstanding, as of December 31, 2013 and December 31, 2012	10,408	10,408
Additional paid-in capital	2,811,370	2,767,787
PRC statutory reserves	805,483	805,483
Accumulated other comprehensive income	4,148,986	2,546,999
Retained earnings	50,163,868	40,464,371
Total shareholders’ equity	57,940,115	46,595,048

Total liabilities and shareholders’ equity	$61,485,382	$53,134,174

The accompanying notes are an integral part of these consolidated financial statements

GUANWEI RECYCLING CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012

Net revenue	$72,263,043	$79,043,356
Cost of revenue	56,493,385	60,440,237
Gross profit	15,769,658	18,603,119

Operating expenses:
Selling and marketing	494,394	417,597
General and administrative	2,232,352	2,297,782
Total operating expenses	2,726,746	2,715,379

Income from operations	13,042,912	15,887,740

Other income (expenses)
Interest income	56,387	55,781
Interest expense	(43,583)	-
Net foreign exchange gain	49,797	62,806
Gain (loss) on disposal of property and equipment	3,602	(33,452)
Government subsidy	32,308	-
Miscellaneous	(31,494)	6,372
Total other income	67,017	91,507

Income before income taxes	13,109,929	15,979,247

Income taxes	3,410,432	4,143,952

Net income	9,699,497	11,835,295

Other comprehensive income – foreign currency translation adjustments	1,601,987	284,318

Comprehensive income	$11,301,484	$12,119,613

Earnings per share – basic and diluted	$0.93	$1.15

Weighted average number of common shares outstanding
– basic and diluted	10,407,839	10,293,872

The accompanying notes are an integral part of these consolidated financial statements

GUANWEI RECYCLING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	PRC Statutory	Accumulated Other Comprehensive	Retained	Total
	Shares	Amount	Capital	Reserves	Income	Earnings	Equity

Balance as of December 31, 2011	10,000,015	$10,000	$1,300,028	$805,483	$2,262,681	$28,629,076	$33,007,268
Issuance of common stock for debt settlement	407,824	408	1,467,759	-	-	-	1,468,167
Net income	-	-	-	-	-	11,835,295	11,835,295
Foreign currency translation adjustments	-	-	-	-	284,318	-	284,318
Balance as of December 31, 2012	10,407,839	10,408	2,767,787	805,483	2,546,999	40,464,371	46,595,048
Imputed interest on amount due to shareholder	-	-	43,583	-	-	-	43,583
Net income	-	-	-	-	-	9,699,497	9,699,497
Foreign currency translation adjustments	-	-	-	-	1,601,987	-	1,601,987
Balance as of December 31, 2013	10,407,839	$10,408	$2,811,370	$805,483	$4,148,986	$50,163,868	$57,940,115

The accompanying notes are an integral part of these consolidated financial statements

GUANWEI RECYCLING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012

Cash flows from operating activities
Net income	$9,699,497	$11,835,295

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation of property, plant and equipment	1,089,846	884,224
Amortization of land use rights	15,713	15,432
(Gain) loss on disposal of property and equipment	(3,602)	33,452
Bad debt	-	69
Imputed interest on amount due to shareholder	43,583	-

Changes in operating assets and liabilities:
Accounts receivable	(5,173,867)	(4,791,673)
Inventories	4,503,312	(1,700,239)
Advances to suppliers	(5,469,806)	(1,826,813)
Value added taxes refundable	-	1,223,236
Prepaid expenses and other current assets	(2,913)	790,864
Other assets	4,846	4,759
Accounts payable	(3,551,548)	(4,728,146)
Accrued expenses and other payables	(106,791)	(2,264)
Value added taxes payable	704,352	110,443
Income tax payable	(605,664)	(122,679)
Net cash provided by operating activities	1,146,958	1,725,960

Cash flows from investing activities
Purchase of property, plant and equipment	(2,134,849)	(2,694,126)
Proceeds from disposal of property and equipment	4,846	-
Net cash used in investing activities	(2,130,003)	(2,694,126)

Cash flows from financing activities
Advance from shareholder	417,029	517,863
Net cash flows provided by financing activities	417,029	517,863

Effect of exchange rate change on cash	369,690	100,858

Net decrease in cash and cash equivalents	(196,326)	(349,445)

Cash and cash equivalents at the beginning of year	12,083,358	12,432,803
Cash and cash equivalents at the end of year	$11,887,032	$12,083,358

GUANWEI RECYCLING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$4,016,096	$4,266,631

Non-cash investing and financing activities
Accrued expense related to purchases of property, plant and equipment	$8,077	79,322
Issuance of common stock to repay debt to shareholder	$-	$1,468,167

The accompanying notes are an integral part of these consolidated financial statements

GUANWEI RECYCLING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Organization, Nature of Business and Basis of Presentation

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

The Registrant (formerly known as MD Holdings Corp.) was incorporated on December 13, 2006 in the State of Nevada.

Chenxin was incorporated in Hong Kong on September 29, 2008.

Guanwei was incorporated in Fuzhou city, Fujian Province, PRC on April 9, 2005 as a wholly domestic-owned enterprise with an operating period up to April 8, 2055.

Fresh Generation Overseas Limited, a British Virgin Islands corporation (“Fresh Generation”), owns 6,000,000 shares of the Registrant’s common stock, is a Canadian resident who holds Fresh Generation’s shares by a trust on behalf of Min Chen, Jianli You, Qijie Chen and Juguang Gao, each of whom are directors of the Registrant.

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

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of December 31, 2013 and December 31, 2012 and the consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting translation gain (loss) adjustments are recorded as other comprehensive income (loss) in the consolidated statements of income and comprehensive income and as a separate component of equity in the consolidated balance sheets.

Assets and liability accounts at December 31, 2013 and 2012 were translated at RMB 6.1104 and RMB 6.3011 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and cash flows for the years ended December 31, 2013 and 2012 were 6.1905 and RMB 6.3034 to $1.00, respectively.

(e)	Comprehensive Income

The Company has adopted ASC 220 “Comprehensive Income”. ASC 220 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income in the statement of income and comprehensive income.

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under US GAAP, are excluded from net income. Such item primarily represents foreign currency translation gains and losses. The changes in other comprehensive income of $1,601,987 and $284,318 for the years ended December 31, 2013 and 2012, respectively, are foreign currency translation adjustments.

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

In accordance with ASC 740-10-25, the Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not have any such uncertain tax positions in 2013 and 2012.

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

The Company’s US income tax returns for the year prior to 2011 are no longer subject to examination by tax authorities in the US.

(h)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit in banks and on hand, and highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. As of December 31, 2013 and 2012, the Company had uninsured deposits in banks of approximately $11,887,000 and $12,083,000.

(i)	Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectibility. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit on allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of December 31, 2013 and 2012, the Company’s accounts receivable balances were current with no past due accounts.

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

The carrying amounts reported in the consolidated financial statements for the current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

(k)	Inventories

Inventories are stated at the lower of cost, on the first-in first-out method, or market value. Costs include purchase and related costs incurred in bringing each product to its present location and condition. Market value is calculated based on the estimated normal selling price, less further costs expected to be incurred for disposal. Provision is made for obsolete, slow moving or defective items, where appropriate. There was no inventory reserve at December 31, 2013 and 2012.

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

In accordance with ASC 260 “Earnings Per Share”, basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2013 and 2012, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

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

(s)	New Accounting Standards

The Company is not aware of any recent issued accounting pronouncements that when adopted will have a material effect on the Company’s financial position, results of operations or cash flows.

3	Inventories

A summary of inventories is as follows:

	December 31,
	2013	2012

Raw materials	$13,740,493	$17,007,419
Work-in-process	368,526	204,250
Finished goods	608,789	1,484,979
	$14,717,808	$18,696,648

4	Property, Plant and Equipment

A summary of property, plant and equipment is as follows:

	December 31,
	2013	2012

Building	$8,012,987	$7,425,269
Leasehold improvement	1,756,474	997,523
Machinery and equipment	5,424,253	4,887,230
Furniture, fixtures and office equipment	124,451	110,626
Automobiles	189,297	42,774
	15,507,462	13,463,422
Less: Accumulated depreciation and amortization	(4,433,441)	(3,239,548)
	$11,074,021	$10,223,874

Depreciation expense was $1,089,846 and $884,224 for the years ended December 31, 2013 and 2012, respectively.

5	Construction in progress

As of December 31, 2013, construction in progress amounted to $534,556 consisting of improvement costs related to rebuilding certain sections of the raw material warehouse and manufacturing facility and building an electric transformer.

6	Land Use Right, net

	December 31,
	2013	2012

Land use rights	$816,260	$791,557
Less: Accumulated depreciation and amortization	(147,663)	(127,757)
	$668,597	$663,800

Amortization expense was $15,713 and $$15,432 for the years ended December 31, 2013 and 2012, respectively.

In 2008, the land use right period was extended from 30 years to 50 years with the approval from PRC government. The amortization rate has been changed to 50 years since 2008.

Estimated amortization expense relating to the land use right for each of the five succeeding fiscal years and thereafter is as follows:

2014	$15,919
2015	15,919
2016	15,919
2017	15,919
2018	15,919
Thereafter	589,002
$668,597

7	Accrued Expenses

	December 31,
	2013	2012

Accrued payroll	$346,048	$338,060
Other accrued expenses	374,840	458,645
	$720,888	$796,705

8	Income Taxes

Guanwei Recycling Corporation was organized in the United States and has incurred a tax loss of $380,000 and $524,000 for income tax purposes for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, net operating loss carryforwards for United States income taxes purpose was approximately $2,526,000 and $2,146,000, respectively. The net operating loss carryforwards may be available to reduce future years’ taxable income through year 2033. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for the United States income tax purpose. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset as of December 31, 2013 and 2012, respectively.  Management reviews the valuation allowance periodically and makes adjustments accordingly.

The Company conducts substantially all of its business in the PRC and it is subject to PRC income taxes at a 25% PRC statutory income tax rate for years ended December 31, 2013 and 2012.   The Company’s income tax provision amounted to $3,410,432 and $4,143,952, respectively, for the years ended December 31, 2013 and 2012 (an effective rate of 26.01% and 25.93% for 2013 and 2012, respectively).

Income (loss) before provision for income taxes consisted of the following:

	December 31,
	2013	2012

USA	$(423,438)	$(523,874)
China	13,533,367	16,503,121
	$13,109,929	$15,979,247

A reconciliation of the provision for income taxes with amounts determined by applying the PRC statutory income tax rate to income before income taxes is as follows:

	December 31,
	2013	2012

Income before income taxes	$13,109,929	$15,979,247

Computed tax at PRC statutory corporate tax rate of 25%	3,277,482	3,994,812
Non-deductible items	105,860	130,969
Other	27,090	18,171
	$3,410,432	$4,143,952

Provision for income taxes consists of the following:

	December 31,
	2013	2012
Current:
USA	$-	$-
China	3,410,432	4,143,952
	3,410,432	4,143,952
Deferred:
Net operating loss carryforward in the U.S.	129,151	178,160
Valuation allowance	(129,151)	(178,160)
Provision for income taxes	$3,410,432	$4,143,952

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred tax asset:
Net operating loss carryforward in the U.S.	$858,840	$729,640
Total deferred tax asset	858,840	729,640

Deferred tax liabilities	-	-
Net deferred tax asset	858,840	729,640
Valuation allowance	(858,840)	(729,640)
Net deferred tax asset	$-	$-

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

Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, the Company has not recorded any WHT on the cumulative amount of distributed and undistributed retained earnings of 2008 and thereafter. Should the Company’s subsidiaries distribute all their profits generated after 2007, the aggregate WHT amount will be approximately $5,043,000 as of December 31, 2013 and $4,031,000 as of December 31, 2012. The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $50 million as of December 31, 2013. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

9	PRC Reserves

Statutory Surplus Reserve Fund

Pursuant to applicable PRC laws and regulations, Guanwei is required to allocate at least 10% of its net income to the statutory surplus reserve fund until such funds reaches 50% of the subsidiary’s registered capital. The statutory surplus reserve fund can be utilized upon the approval by the relevant authorities, to offset accumulated losses or to increase registered capital, provided that such fund be maintained at a minimum of 25% of the registered capital. As Guanwei’s statutory surplus reserve fund had reached 50% of its registered capital, there were no additional contribution to the statutory surplus reserve fund during the fiscal years 2013 and 2012.

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

The Registrant is a holding company incorporated in the United States and its cash flow depends on dividends from its PRC operating subsidiary. In order for the Registrant to distribute any dividends to its shareholders, it will rely on dividends distributed by its PRC operating subsidiary. PRC regulations currently permit payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Under current PRC laws and regulations, the Registrant’s PRC operating company is required, where applicable, to allocate a portion of its net profit to PRC statutory reserves before distributing dividends, including at least 10% of their net profit to PRC statutory reserves until the balance of such fund has reached 50% of its registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Further, if the Registrant’s PRC operating company incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. The Company’s restricted net assets as of December 31, 2013 and 2012 amounted to $2,044,119.

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

During the years ended December 31, 2013 and 2012, the aggregate contributions of the Company to the pension plan were approximately $227,000 and $204,000, respectively.

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

As of December 31, 2013 and 2012, the Company had cash deposits of $11.9 million and $12.1 million, respectively, which was deposited with several banks and a financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in accounts with banks and financial institutions.

(iii)	Concentration of Suppliers, Customers and Restriction of Import Quota

The following table sets out suppliers of raw materials for recycled LDPE and non-LDPE materials exceeding 10% of the Company’s total purchases for the fiscal years ended December 31, 2013 and 2012.

	As a Percentage of Our Purchases of Raw Materials
	Fiscal Year Ended December 31,
	2013	2012
Recycling Dienstleistung Beratung GmbH	13.9%	33.4%
Sunshine Handels & Consulting GmbH	26.9%	21.0%
TM Recycling GmbH	14.5%	12.1%
Sanjia Netherlands B.V.	15.0%	15.0%
Keryi Holdings Co. Ltd.	13.4%	14.2%

No one customer was responsible for more than 10% of the Company’s revenue in fiscal year 2013 and 2012.  One customer accounted for 37% of the Company’s accounts receivable as of December 31, 2013.

In the PRC, import of regenerative plastic materials is controlled by import quota. The grant of import quota to the Company is subject to review and approval by the Ministry of Environmental Protection of the PRC annually. For the years ended December 31, 2013 and 2012, the Company obtained an import quota of 100,000 tons and 80,000 tons, respectively, of regenerative plastic materials (see Note 13).

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

(v)	Dependence of Import Quota from a Related Company

During the years ended December 31, 2013 and 2012, import of regenerative plastic materials were heavily dependent on the import quota granted by a related company, Fuqing Huan Li Plastics Company Limited or “Huan Li” (See Note 13). Pursuant to the agreement dated November 1, 2008, Guanwei has been permitted use of the 35,000 tons per year import quota granted to Huanli at no cost for 10 years through October 31, 2018.  Huan Li’s import quota was reduced to 15,000 tons for the year of 2013 but is increased back to 35,000 tons for the year of 2014.  Accordingly, Guanwei will be permitted to use a maximum of 15,000 tons for the year of 2013 and 35,000 tons for the year of 2014.

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

During the years ended December 31, 2013 and 2012, the Company utilized the import quota of a related party, Huan Li, for importing regenerative plastic materials at no consideration. Huan Li is considered to be a related party since Chen Min, an officer, director and shareholder of Guanwei and an officer and director of the Registrant, is also the Chief Executive Officer, Chairman of Board of Directors and legal representative of Huan Li. Huan Li is an inactive entity and has no operations.

Chenxin International Limited, a Hong Kong company and shareholder of the Registrant which is controlled by Mr. Rui Wang (“Mr. Wang”), a director of the Registrant, has an oral arrangement with the Company further discussed below pursuant to which Chenxin International Limited paid various fees of $417,029 and $517,863 on behalf of the Registrant during the years ended December 31, 2013 and 2012, respectively.   These amounts were related to legal and professional fees which are not payable in Chinese RMB (audit and audit-related expenses, legal fees, fees payable to the Company's transfer agent and EDGAR agent, and fees paid to NASDAQ and the SEC relating to the Company's listing) and which were reflected on the Company’s consolidated balance sheets as outstanding amounts due to a shareholder as of December 31, 2013 and December 31, 2012. This arrangement is not reflected in any written agreement and is typical of PRC business practices in the region where the Company is located.

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

As of December 31, 2013 and 2012, the amount related to legal and professional fees paid by Chenxin International Limited on behalf of the Registrant were $934,892 and $517,863, respectively.

For the year ended December 31, 2013, the Company imputed interest expense on loans due to a shareholder based on the interest rate charged by the banks.  Interest expense imputed for the year ended December 31, 2013 was $43,583.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUANWEI RECYCLING CORP.

Date: March 31, 2014	By:	/s/ Min Chen
Min Chen
Chief Executive Officer, Chairman of the Board, President
(Principal Executive Officer)

Date: March 31, 2014	By:	/s/ Feng Yang
Feng Yang
Chief Financial Officer, Secretary, Treasurer
(Principal Financial and Accounting Officer)

Date: March 31, 2014	By:	/s/ Qijie Chen
Qijie Chen
Director

Date: March 31, 2014	By:	/s/ Juguang Gao
Juguang Gao
Director

Date: March 31, 2014	By:	/s/ Changzhu Wang
Changzhu Wang
Director

Date: March 31, 2014	By:	/s/ Rui Wang
Rui Wang
Director

Date: March 31, 2014	By:	/s/ Howard Barth
Howard Barth
Director

Date: March 31, 2014	By:	/s/ Jingshou Qin
Jingshou Qin
Director