Form 10-K/A
period 2013-12-31
Guanwei Recycling Corp.
filed 2014-04-14
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-K (Amendment No. 1) (the “Amended Filing”) amends the Annual Report on Form 10-K for the year ended December 31, 2013, originally filed on March 31, 2014 (the “Original Filing”).

On November 18, 2013, Mr. Min Chen, Chief Executive Officer and a principal shareholder of the Registrant, made an investment in Fuqing Yonghe Plastic Company Limited (“Fuqing Yonghe”), a current customer of the Registrant.  As a result of the investment, Mr. Min Chen became a 50% owner of Fuqing Yonghe, which resulted in FuqingYonghe becoming a related party on November 18, 2013.  On April 4, 2014, the Registrant became aware of Mr. Min Chin’s inadvertent failure to report his investment and the resulting failure to disclose this relationship in the Registrant’s 2013 Annual Report on Form 10K.

As a result of the above, the Registrant’s sales to Fuqing Yonghe for the period from November 18, 2013 to December 31, 2013 should be considered related party transactions.  The Registrant did not disclose this relationship in the Original Filing.  The purpose of this Amended Filing is to (i) disclose the accounts receivable from Fuqing Yonghe in the consolidated balance sheet as of December 31, 2013, (ii) disclose the change of the accounts receivable from Fuqing Yonghe in the consolidated statements of cash flow for the year ended December 31, 2013, (iii) disclose in “Note 13 Related Party Transactions” to the consolidated financial statements for the year ended December 31, 2013 the sales to Fuqing Yonghe and the related cost of sales for the period from November 18, 2013 and December 31, 2013, (iv) make other disclosures related to the foregoing, including additional material weaknesses in the Registrant’s disclosure controls and procedures and internal control over financial reporting and certain remediation measures undertaken by the Registrant related thereto.

In accordance with Rule 12b-15 under the Exchange Act, each item of the Original Filing, that is amended by this Amended Filing is also revised in its entirety, and this Amended Filing is accompanied by currently dated certifications on Exhibits 31.1, 31.2, 32.1 and 32.2 by the Company’s Chief Executive Officer and Chief Financial Officer. Except as described above, this Amended Filing does not amend, update, or change any items, financial statements, or other disclosures in the Original Filing, and does not reflect events occurring after the filing of the Original Filing, including as to any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2013, management identified material weaknesses that (i) we lack sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements as a material weakness in our internal control over financial reporting, and (ii) we lack effective policy and procedures to ensure the completeness of related party transactions disclosure.

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

As a result of the assessment of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act as of December 31, 2013, we have identified material weaknesses that (i) we lack sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements as a material weakness in our internal control over financial reporting, and (ii) we lack effective policy and procedures to ensure the completeness of related party transactions disclosure.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have taken measures and plan to continue to take measures to remediate these material weaknesses. However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting. Our failure to address any material weaknesses could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 24, 2014, our common stock is quoted on the NASDAQ Capital Market in the United States of America under the symbol “GPRC”. As of March 24, 2014, 10,407,839 shares of our Common Stock were issued and outstanding. The quotation of our Common Stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our Common Stock will develop in the future. In the absence of an active trading market:

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

Holders of Common Equity

As of March 24, 2014, the Registrant had 10,407,839 shares of our common stock outstanding held by 8 holders of record. The Registrant believes that it has more shareholders since many of its shares are held in “street” name. See also the “Security Ownership of Certain Beneficial Owners and Management” below for a table setting forth (a) each person known by us to be the beneficial owner of five percent (5%) or more of our Common Stock and (b) all directors and officers individually and all directors and officers as a group as of the date of this Report, after giving effect to the Exchange.

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

Operating activities

During the year ended December 31, 2013, we generated net cash from operating activities of $1,146,958 as compared to $1,725,960 for 2012. During the year ended December 31, 2013, net cash provided by operating activities was primarily due to net income of $9,699,497 which was partially offset by the increase in accounts receivable of $5,173,867 including an outstanding accounts receivable related to sales of the raw materials in the amount of $5,469,629 from an affiliate, Fuqing Yonghe, toward the end of 2013, which remained uncollected at the year end but was fully collected in the first quarter of 2014, a decrease in inventories of $4,503,312 because we sold a large batch of raw materials toward the end of 2013 as we were renovating our factory and raw material storage facility to make it more efficiently to operate, an increase in advances to suppliers of $5,469,806 and a decrease in accounts payable of $3,551,548 as we held off the shipments of our raw materials orders until the completion of our workshop and storage area re-construction.  We will continue to monitor our accounts receivable and our customers’ financial conditions to avoid any bad debt loss.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company, and to evaluate the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer and, as appropriate to allow for timely decisions regarding required disclosure. The Certifying Officers have concluded that the Company had material weaknesses in its internal control over financial reporting as of December 31, 2013 because (i) the Company’s accounting department personnel have limited knowledge and experience in U.S. GAAP and SEC reporting requirements as of the Evaluation Date, (ii) the Company lacks effective policy and procedures to ensure the completeness of related party transactions disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the 1992 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. As of December 31, 2013, the Certifying Officers have identified material weaknesses that (i) the Company’s accounting department personnel have limited knowledge and experience in U.S. GAAP and SEC reporting, and (ii) the Company lacks effective policy and procedures to ensure the completeness of related party transactions disclosure. As a result of such weakness, the Company failed to disclose that sales to a particular company should have been reported as a related party transaction.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013 due to the identified material weaknesses of the Company above.

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

Management’s Remediation Initiatives

In response to the above identified material weaknesses and to continue strengthening the Company’s internal control over financial reporting, we have done the following remediation initiatives about our material weakness on the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP and SEC reporting during the year ended December 31, 2013:

●	continued our efforts to recruit additional personnel with sufficient knowledge and experience in US GAAP; and

●	continued our efforts to provide ongoing training courses in US GAAP to existing personnel, including our Chief Financial Officer and in-charge accountant.

We will implement the following remediation initiative about our material weakness on the Company’s lacking effective policy and procedures to ensure the completeness of related party transactions disclosure:

●
strengthen the communication between the reporting team and the management to ensure all the related parties are identified in a timely manner and all the transactions with related parties are fully disclosed in our Form 10Q and Form 10K.

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
Jingshou Qin has served on the Company’s Board since 2009. In 2000, he founded and had served as General Manager of Fuqing Yonghe Plastic & Rubbery Corp. inception. Prior to that he spent 8 years working for various plastic companies in sales and marketing. He earned a Bachelor’s degree in Mathematics from Fujian Normal University in 1993.  The Board concluded that Mr. Qin’s substantial experience in the plastics industry, along with his sales, marketing and leadership experiences in the industry and with the Company, provide valuable industry insight and qualify him to serve on the Board.

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

Sales to Related Party

On November 18, 2013, Mr. Min Chen, the Company’s shareholder and Chief Executive Officer, made an investment in Fuqing Yonghe, a current customer of the Company.  As a result of the investment, Mr. Min Chen became the 50% owner of Fuqing Yonghe.  Sales of manufactured LDPE products to Fuqing Yonghe amounted to $191,430 and related cost of sales amounted to $171,206 for the period from November 18, 2013 to December 31, 2013.  Sales of raw materials to Fuqing Yonghe amounted to $5,622,221 and related cost of sales amounted to $5,477,240 for the period from November 18, 2013 to December 31, 2013.   Accounts receivable due from Fuqing Yonghe totaled $5,469,629 as of December 31, 2013, and the amount was fully collected in the first quarter of 2014. The prices and terms on sales to Fuqing Yonghe were not more favorable than would have been made to an unaffiliated third party.

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

/s/ Friedman LLP

New York, New York
April 14, 2014

GUANWEI RECYCLING CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$11,887,032	$12,083,358
Accounts receivable	9,367,569	9,305,104
Accounts receivable from affiliate	5,469,629	-
Inventories	14,717,808	18,696,648
Advances to suppliers	7,426,023	1,827,480
Prepaid expenses and other current assets	136,396	131,564
Total current assets	49,004,457	42,044,154

Property, plant and equipment, net	11,074,021	10,223,874
Construction in progress	534,556	-
Land use right, net	668,597	663,800
Other assets	203,751	202,346
Total Assets	$61,485,382	$53,134,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$612,303	$4,082,982
Accrued expenses and other payables	720,888	796,705
Value added taxes payable	827,517	110,484
Amount due to shareholder	934,892	517,863
Income tax payable	449,667	1,031,092
Total current liabilities	3,545,267	6,539,126
Commitments and contingencies
Shareholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized, 10,407,839 shares issued and outstanding, as of December 31, 2013 and December 31, 2012	10,408	10,408
Additional paid-in capital	2,811,370	2,767,787
PRC statutory reserves	805,483	805,483
Accumulated other comprehensive income	4,148,986	2,546,999
Retained earnings	50,163,868	40,464,371
Total shareholders’ equity	57,940,115	46,595,048

Total liabilities and shareholders’ equity	$61,485,382	$53,134,174

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

The accompanying notes are an integral part of these consolidated financial statements

GUANWEI RECYCLING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012

Cash flows from operating activities
Net income	$9,699,497	$11,835,295

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation of property, plant and equipment	1,089,846	884,224
Amortization of land use rights	15,713	15,432
(Gain) loss on disposal of property and equipment	(3,602)	33,452
Bad debt	-	69
Imputed interest on amount due to shareholder	43,583	-

Changes in operating assets and liabilities:
Accounts receivable	224,989	(4,791,673)
Accounts receivable from affiliate	(5,398,856)	-
Inventories	4,503,312	(1,700,239)
Advances to suppliers	(5,469,806)	(1,826,813)
Value added taxes refundable	-	1,223,236
Prepaid expenses and other current assets	(2,913)	790,864
Other assets	4,846	4,759
Accounts payable	(3,551,548)	(4,728,146)
Accrued expenses and other payables	(106,791)	(2,264)
Value added taxes payable	704,352	110,443
Income tax payable	(605,664)	(122,679)
Net cash provided by operating activities	1,146,958	1,725,960

Cash flows from investing activities
Purchase of property, plant and equipment	(2,134,849)	(2,694,126)
Proceeds from disposal of property and equipment	4,846	-
Net cash used in investing activities	(2,130,003)	(2,694,126)

Cash flows from financing activities
Advance from shareholder	417,029	517,863
Net cash flows provided by financing activities	417,029	517,863

Effect of exchange rate change on cash	369,690	100,858

Net decrease in cash and cash equivalents	(196,326)	(349,445)

Cash and cash equivalents at the beginning of year	12,083,358	12,432,803
Cash and cash equivalents at the end of year	$11,887,032	$12,083,358

GUANWEI RECYCLING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$4,016,096	$4,266,631

Non-cash investing and financing activities
Accrued expense related to purchases of property, plant and equipment	$8,077	79,322
Issuance of common stock to repay debt to shareholder	$-	$1,468,167

The accompanying notes are an integral part of these consolidated financial statements

GUANWEI RECYCLING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Organization, Nature of Business and Basis of Presentation

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

Reclassification of Previously Reported Consolidated Financial Statements

The Company is hereby reclassifying its consolidated financial statements as of December 31, 2013 and for the year then ended, originally filed on March 31, 2014 (the “Original Filing”), to make appropriate disclosure of related party transactions for certain sales and cost of sales and accounts receivable from an affiliate.

On November 18, 2013, Mr. Min Chen, the Company’s shareholder and Chief Executive Officer, made an investment in Fuqing Yonghe Plastic Company Limited (“Fuqing Yonghe”), a current customer of the Company.  As a result of the investment, Mr. Min Chen became the 50% owner of Fuqing Yonghe.  On April 4, 2014, the Company became aware of Mr. Min Chen’s inadvertent failure to report his investment which resulted in making Fuqing Yonghe a related party since November 18, 2013 and the resulting failure to disclose these transactions in the Company’s 2013 Annual Report on Form 10K.

As a result of the above, the Company’s transactions with Fuqing Yonghe for the period from November 18, 2013 to December 31, 2013 should be considered related party transactions.  The Company did not disclose this relationship in the Original Filing.

The Company’s Board of Directors made a decision to reclassify the consolidated financial statements upon the recommendation of the Audit Committee and management. The purpose of this Amended Filing is for the following:

(i)
Reclassifying the originally reported accounts receivable in the amount of $14,837,198 to accounts receivable in the amount of $9,367,569, and accounts receivable from affiliate in the amount of $5,469,629 in the consolidated balance sheet as of December 31, 2013;

(ii)
Reclassifying the originally reported change of accounts receivable of $(5,173,867) to change of accounts receivable in the amount of $224,989, and change of the accounts receivable from affiliate in the amount of $(5,398,856) in the consolidated statement of cash flow for the year ended December 31, 2013;

(iii)	Disclose in the last paragraph of “Note 13 Related Party Transactions” the transactions with Fuqing Yonghe as follows:

Sales of manufactured LDPE products to Fuqing Yonghe amounted to $191,430 and related cost of sales amounted to $171,206 for the period from November 18, 2013 to December 31, 2013.  Sales of raw materials to Fuqing Yonghe amounted to $5,622,221 and related cost of sales amounted to $5,477,240 for the period from November 18, 2013 to December 31, 2013.   Accounts receivable due from Fuqing Yonghe totaled $5,469,629 as of December 31, 2013.

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

On November 18, 2013, Mr. Min Chen, the Company’s shareholder and Chief Executive Officer, made an investment in Fuqing Yonghe Plastic Company Limited (“Fuqing Yonghe”), a current customer of the Company.  As a result of the investment, Mr. Min Chen became the 50% owner of Fuqing Yonghe.  Sales of manufactured LDPE products to Fuqing Yonghe amounted to $191,430 and related cost of sales amounted to $171,206 for the period from November 18, 2013 to December 31, 2013.  Sales of raw materials to Fuqing Yonghe amounted to $5,622,221 and related cost of sales amounted to $5,477,240 for the period from November 18, 2013 to December 31, 2013.  Accounts receivable due from Fuqing Yonghe totaled $5,469,629 as of December 31, 2013 and the amount was fully collected in the first quarter of 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUANWEI RECYCLING CORP.

Date: April 14, 2014	By:	/s/ Min Chen
Min Chen
Chief Executive Officer, Chairman of the Board, President
(Principal Executive Officer)

Date: April 14, 2014	By:	/s/ Feng Yang
Feng Yang
Chief Financial Officer, Secretary, Treasurer
(Principal Financial and Accounting Officer)

Date: April 14, 2014	By:	/s/ Qijie Chen
Qijie Chen
Director

Date: April 14, 2014	By:	/s/ Juguang Gao
Juguang Gao
Director

Date: April 14, 2014	By:	/s/ Changzhu Wang
Changzhu Wang
Director

Date: April 14, 2014	By:	/s/ Rui Wang
Rui Wang
Director

Date: April 14, 2014	By:	/s/ Howard Barth
Howard Barth
Director

Date: April 14, 2014	By:	/s/ Jingshou Qin
Jingshou Qin
Director