Form 10-Q
period 2014-03-31
Guanwei Recycling Corp.
filed 2014-05-15
CIK 1425715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 9, 2014, the registrant had 10,407,839 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$14,860,475	$11,887,032
Accounts receivable	8,505,822	9,367,569
Accounts receivable from affiliate	-	5,469,629
Inventories	17,315,339	14,717,808
Advances to suppliers	6,939,501	7,426,023
Value added tax refundable	977,480	-
Prepaid expenses and other current assets	218,318	136,396
Total current assets	48,816,935	49,004,457
Property, plant and equipment, net	11,799,360	11,074,021
Construction in progress	-	534,556
Land use right, net	659,063	668,597
Other assets	200,831	203,751
Total Assets	$61,476,189	$61,485,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,343,926	$612,303
Accrued expenses and other payables	549,803	720,888
Value added taxes payable	-	827,517
Amount due to shareholder	1,070,201	934,892
Income tax payable	299,473	449,667
Total current liabilities	3,263,403	3,545,267
Commitments and contingencies
Shareholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized, 10,407,839 shares issued and outstanding, as of March 31, 2014 and December 31, 2013	10,408	10,408
Additional paid-in capital	2,826,408	2,811,370
PRC statutory reserves	805,483	805,483
Accumulated other comprehensive income	3,650,553	4,148,986
Retained earnings	50,919,934	50,163,868
Total shareholders’ equity	58,212,786	57,940,115

Total liabilities and shareholders’ equity	$61,476,189	$61,485,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2014	2013

Net revenue	$11,780,338	$14,839,806
Cost of revenue	10,122,495	10,960,865
Gross profit	1,657,843	3,878,941

Operating expenses:
Selling and marketing	73,513	155,906
General and administrative	662,433	599,287
Total operating expenses	735,946	755,193

Income from operations	921,897	3,123,748

Other income (expenses)
Interest income	10,511	13,402
Interest expense	(15,038)	-
Net foreign exchange gain	146,388	59,943
Miscellaneous	(5,952)	(681)
Total other income	135,909	72,664

Income before income taxes	1,057,806	3,196,412

Income taxes	301,740	831,019

Net income	756,066	2,365,393

Other comprehensive income (loss) – foreign currency translation adjustments	(498,432)	263,295

Comprehensive income	$257,634	$2,628,688

Earnings per share – basic and diluted	$0.07	$0.23

Weighted average number of common shares outstanding – basic and diluted	10,407,839	10,407,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GUANWEI RECYCLING CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities
Net income	$756,066	$2,365,393
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	324,320	243,715
Amortization of land use rights	3,976	3,874
Imputed interest on advances from shareholder	15,038	-

Change in operating assets and liabilities:
Accounts receivable	789,386	1,666,653
Accounts receivable from affiliate	5,464,978	-
Inventories	(2,741,136)	2,148,983
Advances to suppliers	427,670	(565,584)
Value added taxes refundable	(984,881)	(131,445)
Prepaid expenses and other current assets	(83,090)	(24,388)
Other assets	1,226	1,195
Accounts payable	742,318	(3,915,641)
Accrued expenses and other payables	(166,461)	(52,857)
Value added taxes payable	(826,813)	(110,910)
Income tax payable	(147,545)	(204,048)
Net cash provided by operating activities	3,575,052	1,424,940

Cash flows from investing activities
Purchase of property, plant and equipment	(614,306)	(256,362)
Net cash used in investing activities	(614,306)	(256,362)

Cash flows from financing activities
Advance from shareholder	135,308	171,219
Net cash provided by financing activities	135,308	171,219

Effect of exchange rate change on cash	(122,611)	68,725

Net increase in cash and cash equivalents	2,973,443	1,408,522

Cash and cash equivalents at the beginning of period	11,887,032	12,083,358
Cash and cash equivalents at the end of period	$14,860,475	$13,491,880

Supplemental disclosure of cash flow information
Income taxes paid	$449,285	$1,035,067
Non-cash investing and financing activities
Construction in progress transferred to property, plant and equipment	$534,101	$-
Accrued expense related to purchases of property, plant and equipment	$-	$7,966

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for annual financial statements are not included herein. In management’s opinion, these unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2014, and results of operations and cash flows for the three months ended March 31, 2014 and 2013.  The financial information as of December 31, 2013 is derived from our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2013. The interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in such Annual Report on Form 10-K, as amended. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

(a) Basis of Consolidation

The unaudited condensed consolidated financial statements of the Company include the financial statements of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated on consolidation.

(b) Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue, the useful lives of long-lived assets, allowance for doubtful accounts, inventory reserve, property and equipment, income taxes, and contingencies. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

(c) Foreign Currency Translation

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying unaudited condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the unaudited condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of March 31, 2014 and December 31, 2013 and the unaudited condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting translation gain and loss adjustments are recorded as other comprehensive income (loss) in the unaudited condensed consolidated statements of income and comprehensive income and as a separate component of equity in the unaudited condensed consolidated balance sheets.

(d) Inventories

Inventories are stated at the lower of cost, on the first-in first-out method, or market value. Costs include purchase and related costs incurred in bringing each product to its present location and condition. Market value is calculated based on the estimated normal selling price, less further costs expected to be incurred for disposal. Provision is made for obsolete, slow moving or defective items, where appropriate. There was no inventory reserve at March 31, 2014 and December 31, 2013.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not have any such uncertain tax positions as of March 31, 2014 and December 31, 2013.

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

2 Inventories

A summary of inventories is as follows:

	March 31,	December 31,
	2014	2013

Raw materials	$16,572,689	$13,740,493
Work-in-process	358,656	368,526
Finished goods	383,994	608,789
	$17,315,339	$14,717,808

3 Property, Plant and Equipment

A summary of property, plant and equipment is as follows:

	March 31,	December 31,
	2014	2013

Building	$8,699,669	$8,012,987
Leasehold improvement	1,741,793	1,756,474
Machinery and equipment	5,765,044	5,424,253
Furniture, fixtures and office equipment	123,411	124,451
Motor vehicles	187,715	189,297
	16,517,632	15,507,462
Less: Accumulated depreciation and amortization	(4,718,272)	(4,433,441)
	$11,799,360	$11,074,021

Depreciation expense amounted to $324,320 and $243,715 for the three months ended March 31, 2014 and 2013, respectively.

4 Accrued Expense and Other Payables

A summary of accrued expenses and other payable is as follows:

	March 31,	December 31,
	2014	2013

Accrued payroll	$376,446	$346,048
Accrued expenses	173,357	374,840
	$549,803	$720,888

5 Income taxes

The Company conducts substantially all of its business in the PRC and it is subject to PRC income taxes at a 25% PRC statutory income tax rate for the three months ended March 31, 2014 and 2013. The Company’s income tax provision was $301,740 and $831,019, (an effective rate of 28.52% and 26.00%) for the three months ended March 31, 2014 and 2013, respectively.

A reconciliation of the provision for income taxes with amounts determined by applying the PRC statutory income tax rate to income before income taxes is as follows:

	Three Months Ended March 31,
	2014	2013

Income before income taxes	$1,057,806	$3,196,412
Computed tax at PRC statutory rate of 25%	264,452	799,103
Non-deductible items	42,587	33,511
Other	(5,299)	(1,595)
	$301,740	$831,019

6 PRC Reserves

Statutory Surplus Reserve Fund

Pursuant to applicable PRC laws and regulations, Guanwei, the Company’s subsidiary in the PRC, is required to allocate at least 10% of its net income to the statutory surplus reserve fund until such funds reach 50% of the subsidiary’s registered capital. The statutory surplus reserve fund can be utilized upon the approval by the relevant authorities, to offset accumulated losses or to increase registered capital, provided that such fund is maintained at a minimum of 25% of the registered capital. As Guanwei’s statutory surplus reserve fund had already reached 50% of its registered capital, there were no appropriations to the statutory surplus reserve fund during the three months ended March 31, 2014 and 2013.

Statutory Public Welfare Fund

Pursuant to PRC laws and regulations as applicable to PRC domestic-owned enterprises, Guanwei is also required to allocate a certain amount of its net income to the statutory public welfare fund as determined by the Company’s board of directors (the “Board”). Guanwei ceased allocation of such funds since it became a foreign-owned enterprise in December 2008. The staff welfare fund can only be used to provide staff welfare facilities and other collective benefits to the employees. This fund is non-distributable other than upon liquidation of Guanwei.  During the three months ended March 31, 2014 and 2013, the board of directors of Guanwei determined no appropriations to the statutory public welfare fund.

7 Distribution of Profits

The Company is a holding company incorporated in the United States and its cash flow depends on dividends from Guanwei. In order for the Company to distribute any dividends to its shareholders, the Company will rely on dividends distributed by Guanwei. PRC regulations currently permit payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Under current PRC laws and regulations, Guanwei is required, where applicable, to allocate a portion of its net profit to PRC statutory reserves before distributing dividends, including at least 10% of its net profit to PRC statutory reserves until the balance of such fund has reached 50% of its registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Further, if our PRC operating company incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. The Company’s restricted net assets as of March 31, 2014 were approximately $2,045,000.

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

The aggregate contributions of the Company to the pension plan were approximately $53,000 and $62,000 for the three months ended March 31, 2014 and 2013, respectively.

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

As of March 31, 2014 and December 31, 2013, the Company had cash deposits of approximately $14.9 million and $11.9 million, respectively, placed with several banks and other financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and other financial institutions. The Company has not experienced any losses in such accounts to date.

(iii) Major Suppliers and Customers

During the three months ended March 31, 2014 and 2013, there were five suppliers, respectively, who each accounted for 10% or more of our total purchases, and who in the aggregate account for 81% and 94% of our total purchases, respectively.

No one customer was responsible for more than 10% of the Company’s revenue in the three months ended March 31, 2014 and 2013.

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

10 Related Party Transactions

Chenxin International Limited, a Hong Kong company and shareholder of the Registrant which is controlled by Mr. Rui Wang (“Mr. Wang”), a director of the Registrant, has an oral arrangement with the Company further discussed below pursuant to which Chenxin International Limited has paid expenses of $135,308 and $171,219 for the three months ended March 31, 2014 and 2013, respectively, on behalf of the Registrant.  These amounts were related to legal and professional fees which are not payable in Chinese RMB (audit and audit-related expenses, legal fees, fees payable to the Company's transfer agent and EDGAR agent, and fees paid to NASDAQ and the SEC relating to the Company's listing) and which were reflected on the Company’s unaudited condensed consolidated balance sheets as outstanding amounts due to a shareholder as of March 31, 2014 and December 31, 2013. This arrangement is not reflected in any written agreement and is typical of PRC business practices in the region where the Company is located.

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

As of March 31, 2014 and December 31, 2013, the aggregate balance related to legal and professional fees paid by Chenxin International Limited on behalf of the Registrant were $1,070,201 and $934,892, respectively.

For the three months ended March 31, 2014, the Company imputed interest in the amount of $15,038 on loans due to a shareholder based on the prevailing interest rate charged by the banks.

On November 18, 2013, Mr. Min Chen, the Company’s shareholder and Chief Executive Officer, made an investment in Fuqing Yonghe Plastic Company Limited (“Fuqing Yonghe”), a current customer of the Company.  As a result of the investment, Mr. Min Chen became the 50% owner of Fuqing Yonghe.  Accounts receivable due from Fuqing Yonghe totaled $5,469,629 as of December 31, 2013 and related to sales of raw materials.  The outstanding amount was fully collected during the three months ended March 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as otherwise indicated by the context, references in this Quarterly Report to “we”, “us”, “our” or the “Company” are to the consolidated businesses of Guanwei Recycling Corp., a Nevada corporation (the “Registrant”) and its wholly-owned direct and indirect subsidiaries, Hongkong Chenxin International Development Limited, a Hong Kong limited company (“Chenxin”) and Fuqing Guanwei Plastic Industry Co. Ltd., a China limited company (“Guanwei”), except that references to “our common stock” or “our capital stock” or similar terms refer to the common stock, par value $0.001 per share, of the Registrant. “China” or “PRC” refers to the People’s Republic of China. References to “RMB” refer to the Chinese Renminbi, the currency of the primary economic environment in which we operate.

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

Forward Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K/A and Item 1A, “Risk Factors” for the year ended December 31, 2013.

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

During the three months ended March 31, 2014, we completed our factory and storage area re-construction which was started in the fourth quarter of 2013.

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

We estimate the net realizable value for such finished goods and work-in-progress based primarily upon the latest invoice prices and current market conditions. If the market value of an inventory drops below its carrying value, we record a write-off to cost of sales for the difference between the carrying cost and the market value. As of March 31, 2014 and December 31, 2013, we recorded no inventory write downs. We carry out an inventory review at each reporting period.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of March 31, 2014, we have undistributed profits of approximately $51,355,000 that are subject to withholding tax when distributed. Since we intend to reinvest these undistributed profits to further expand our businesses and do not intend to declare dividends, we have not recorded a withholding tax in relation to these undistributed profits. Should we distribute all these profits, the aggregate withholding tax will amount to approximately $5,135,000 which assumes the current tax rate of 10% of the undistributed earnings prepared under PRC GAAP generated after 2007.

We have no material uncertain tax positions as of March 31, 2014 or unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. We classify interest and/or penalties related to income tax matters as an income tax expense. As of March 31, 2014, there is no interest and penalties related to uncertain tax positions. We do not anticipate any significant increases or decreases to our liability for unrecognized tax benefits within the next 12 months.

Results of Operations for the Three Months Ended March 31, 2014 Compared To the Three Months Ended March 31, 2013

The following table sets forth a summary of certain key components of our results of operations for the periods indicated:

	For the Three Months Ended March 31,		Change in
	2014	2013	%

Net revenue	$11,780,338	$14,839,806	(20.62)%
Cost of revenue	10,122,495	10,960,865	(7.65)%
Gross profit	1,657,843	3,878,941	(57.26)%
Selling and marketing expenses	73,513	155,906	(52.85)%
General and administrative expenses	662,433	599,287	10.54%
Interest income	10,511	13,402	(21.57)%
Interest expense	(15,038)	-	-%
Net foreign exchange gain	146,388	59,943	144.21%
Miscellaneous	(5,952)	(681)	774.01%
Income taxes	301,740	831,019	(63.69)%
Net income	756,066	2,365,393	(68.04)%

Net Revenue

The following table sets forth a summary of our net revenue by categories for the periods indicated:

	For the Three Months Ended March 31,		Change in
	2014	2013	%

Sales of recycled LDPE	$11,517,717	$14,512,749	(20.64	) %
Sales of sorted non- LDPE materials	262,621	327,057	(19.70	) %
	$11,780,338	$14,839,806	(20.62	) %

Revenue during the three months ended March 31, 2014 from the sale of manufactured recycled LDPE was $11,517,717 as compared to $14,512,749 for the same period of 2013, which represents a decrease of $2,995,032 or 20.64%. The decrease was due to the decrease in our sales volume of manufactured recycled LDPE, which was partially offset by the increase in the average selling price. The average selling price of recycled LDPE increased 1.55% to approximately $1,242 per ton from approximately $1,223 per ton in the same period in 2013.  We sold 9,275 tons of manufactured recycled LDPE in the three months ended March 31, 2014, representing a decrease of 21.84% from the 11,867 tons sold in the corresponding period of 2013.   After the Chinese Spring Festival in February 2014, considerable number of our experienced factory workers departed the Company.  Since we had a shortage of experienced factory workers in Southern China, this caused a delay fulfilling our customer orders during the three months ended March 31, 2014.  Our sales were also affected by the general economic slow down in China which had a direct negative impact on our customers’ business.  The majority of our customers are manufacturers for consumer products such as shoes, parts for bags, construction materials, water pipe, and plastic boxes.  These industries got hit significantly in the recent economic slow down in China.  Based on discussions with customers, it appears that nearly all are planning for the continuation of a weaker domestic economy in the months ahead.  As a consequence, we believe that at least for the next quarter or two, our sales comparisons are likely to reflect this.  It remains to be seen if and when the situation will be improved by possible governmental stimulation efforts and a shift to developing increased domestic consumption versus a reliance on exports.

Revenue from the sales of sorted non-LDPE material decreased $64,436, or 19.7%, to $262,621 in the three months ended March 31, 2014 from $327,057 in the same period of 2013. This decrease was mainly due to a decrease in the volume sold and a decrease in the average selling price during the period.  We sold 814 tons of sorted non-LDPE material in the three months ended March 31, 2014, representing a decrease of 14.68% from 954 tons sold in the same period of 2013. The average selling price of sorted non-LDPE material decreased 5.83% to approximately $323 per ton in the three months ended March 31, 2014 from approximately $343 per ton in the same period in 2013.

Our revenue may be affected by the import quotas granted by the PRC’s Ministry of Environmental Protection.  On July 11, 2011, Guanwei received official government approval for expansion of its quota for imported plastic waste. Pursuant to the approval, Guanwei’s import quota increased from 24,000 tons to 64,000 tons in 2011.  We have been approved for an import quota of 100,000 tons and 80,000 tons of plastic waste in 2013 and 2012, respectively.  In January 2014, we received government approval for import quota of 100,000 tons for the year of 2014.  Guanwei entered into an agreement, dated November 1, 2008, pursuant to which Guanwei has been permitted to use, at no cost, the 35,000 tons per year import quota granted to us by Fuqing Huan Li Plastics Company Limited (“Huan Li”) for a term of 10 years. Min Chen, our Chief Executive Officer and Chairman of the Board, is also the Chief Executive Officer, Chairman of the Board and legal representative of Huan Li. Huan Li’s import quota was reduced to 15,000 for the year of 2013.  Accordingly, we were only allowed to use Huan Li’s quota up to 15,000 tons of imported plastic waste.  Huan Li’s quota has been increased back to 35,000 tons for 2014 and accordingly we will be allowed to use Huan Li’s quota up to 35,000 tons for the year of 2014.  There can be no guarantee that Huan Li’s import quota will be available to us after the expiration of the agreement. If we are unable to use Huan Li’s import quota or obtain the grant of an import quota from the Ministry of Environment Protection, our revenue and results of operations would be materially adversely affected.  Together with the import quota of 15,000 tons in 2013 and 35,000 tons in 2014 contracted from Huan Li, the Company had a total import quota of 115,000 tons in 2013 and 135,000 tons in 2014.

Other than as disclosed elsewhere in this Quarterly Report, we are unaware of any trends or uncertainties which have or which we reasonably expect to have a material impact on net sales or revenues from continued operations.

Cost of Revenue

	Three Months Ended March 31,		Three Months Ended March 31,
	2014		2013
	in $	% of Net Revenue	in $	% of Net Revenue	Change in %

Cost of manufactured recycled LDPE and sorted non-LDPE materials	$10,122,495	85.93%	$10,960,865	73.86%	(7.65)%

Our cost of revenue consists of the costs of plastic waste raw materials for production, labor costs and overhead related to production.

Because our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material consists primarily of the purchase price of imported plastic waste for production, we have limited influence on such costs. The prices of imported plastic waste are determined solely by suppliers and are dependent upon market conditions. The per-ton raw material cost of recycled LDPE and sorted non-LDPE material increased 13.05% to $866 per ton during the three months ended March 31, 2014 from $766 per ton during the same period of 2013.  Our labor cost per ton was at $61 per ton for the three months ended March 31, 2014 compared with $48 per ton for the same period of 2013, an increase of 27.08%.  As we continue to face difficulties in recruiting experienced factory workers, we increased our compensation packages in order to recruit and retain our factory workers.

During the three months ended March 31, 2014 and 2013, our cost of revenue from sales of manufactured recycled LDPE and sorted non-LDPE material was $10,122,495 and $10,960,865, respectively, representing 85.93% and 73.86%, respectively, of net revenue from sales of manufactured recycled LDPE and sorted non-LDPE materials.  Since certain manufacturing overhead costs are fixed, the decline in sales volume caused our cost of revenues percentage to increase during the three months ended March 31, 2014.   In addition, the China government became very serious about fighting pollution in the recent year.  As a result, more procedures are added to our cleaning and production processes to meet the higher environmental standards and enforcement actions.  Therefore, our overall manufacturing costs continued to increase during the three months ended March 31, 2014.  The increases in manufacturing costs we experienced also are likely to continue at least over the near term as the ongoing shortage of experienced workers in Southern China will likely further increase our labor costs.  Additionally, the relatively slow economies in Europe likely will translate into some further increases in raw material costs.  Lastly, it continues to be possible that the government focus on improving the environment will translate into some further procedural changes in how we manufacture our products and add some new costs.

In order to reduce costs and increase our profit margins, we have been focusing heavily on developing relationships with new suppliers from Europe.  We intend to continue to work on developing such relationships and to obtain more favorable terms and discounts by strengthening our relationships with suppliers and placing more bulk orders.

Gross Profit

Gross profit from sales of manufactured recycled LDPE and sorted non-LDPE materials during the three months ended March 31, 2014 decreased by $2,221,098, or 57.26%, to $1,657,843 from $3,878,941 in the same period of 2013. The decrease was primarily the result of a decrease in sales volume, which was partially offset by an increase in the average selling prices as compared to the same period of 2013.  Since certain manufacturing overhead costs are fixed, the decline in sales volume caused our cost of revenues percentage to increase during the three months ended March 31, 2014.   In addition, our overall manufacturing costs continued to increase in order to meet the higher environment standards and enforcement actions, which resulted in lower gross profit.

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

Selling and Marketing Expenses

Sales and marketing expenses primarily consist of transportation and courier costs, payroll and related benefits. During the three months ended March 31, 2014, sales and marketing expenses decreased $82,393, or 52.85% to $73,513 from $155,906 during the three months ended March 31, 2013.  Beginning January 2014, we entered into new arrangements with our customers which will pay for all the charges on oil and gas.  As a result, transportation cost was $0 during the three months ended March 31, 2014 as compared to approximately $85,000 during the same period of 2013.  Our packaging costs decreased slightly to approximately $5,800 during the three months ended March 31, 2014 from approximately $6,700 during the same period of 2013.  We believe our packaging costs will continue to fluctuate based on our sales volume.

General and Administrative Expenses

General and administrative expenses primarily consist of management and administrative wages, depreciation and amortization, employee welfare costs, entertainment and legal and professional fees. During the three months ended March 31, 2014, general and administrative expenses increased $63,146 or 10.54% to $662,433 from $599,287 during the three months ended March 31, 2013. The increase was primarily a result of an increase in depreciation and amortization expenses to approximately $91,000 during the three months ended March 31, 2014 from approximately $66,000 for the same period of 2013.

Other Income (Expenses)

Our interest income is generated by interest earned on deposits with banks and other financial institutions.

Interest expenses was $15,038 for 2014 representing the imputed interest on the amount due to a shareholder at an interest rate of 6% which approximated the prevailing bank borrowing rate.

Net foreign exchange gain was $146,388 during the three months ended March 31, 2014, an increase of $86,445 or 144.21%, from $59,943 during the same period of 2013.  Since a majority of our raw materials from Europe are settled in USD or Euro, foreign exchange gain (loss) will be affected by currency exchange fluctuation between USD, Euro and RMB.  We expect the fluctuation of the exchange gain (loss) to continue as a result of the increased volatility on exchange rates between the RMB and other currencies.

Income Taxes

Income tax expense decreased $529,279 or 63.69% to $301,740 during the three months ended March 31, 2014 from $831,019 during the three months ended March 31, 2013. The decrease was a result of lower pretax income.

Net Income

During the three months ended March 31, 2014, our net income decreased $1,609,327 or 68.04% to $756,066 from $2,365,393 during the three months ended March 31, 2013. The decrease was primarily due to the combination of the following factors:

●
Decrease of sales volume by 21.84%, which was partially offset by an increase in average selling price of 1.55% as a result of economic slow down in China and insufficient experienced factory workers after the Chinese Spring Festival which delayed our customer orders in February 2014.

●	Raw material cost per ton increased by 13.05% which outpaced the increase of our average selling price.
●	Certain manufacturing overhead costs were fixed which resulted in lower gross margin percentage when sales decreased.
●	Labor cost per ton increased as a result of increased compensation cost to recruit and retain our factory workers due to a shortage of factory workers in the region.
●
As the China government became serious about fighting pollution in recent year, the local environmental departments continued to heighten the environment standards and enforcement requirements, which resulted in more procedures to our cleaning and production processes and higher manufacturing costs.

Due to the aforementioned factors, our sales and net income were negatively affected during the three months ended March 31, 2014.

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

Liquidity and Capital Resources

We generally finance our operations through operating profit and occasionally through short-term borrowings from banks and other financial institutions. During the three months ended March 31, 2014, we did not have any outstanding bank borrowings. We believe that we have sufficient working capital to finance our operations for the near future.

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

The following table sets forth the summary of our cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Net cash provided by operating activities	$3,575,052	$1,424,940
Net cash used in investing activities	(614,306)	(256,362)
Net cash provided by financing activities	135,308	171,219
Effect of exchange rate changes on cash	(122,611)	68,725
Net increase in cash and cash equivalents	2,973,443	1,408,522
Cash and cash equivalents at beginning of period	11,887,032	12,083,358
Cash and cash equivalents at end of period	$14,860,475	$13,491,880

Operating Activities

During the three months ended March 31, 2014, net cash provided by operating activities was $3,575,052 as compared to $1,424,940 in the same period of 2013.   Net cash provided by operating activities during the three months ended March 31, 2014 primarily consisted of net income of $756,066 and the decrease in accounts receivable from affiliate of $5,464,978 due to a payment from an affiliate related to raw material sales toward the end of 2013, which was partially offset by an increase in inventories of $2,741,136 due to a slow down of our sales in the current period, and an increase in value added taxes receivable of $1,811,694 (a sum of an increase in value added tax receivable of $984,881 and a decrease of $826,813 in value added tax payable) representing the excess of value added taxes paid over the valued added taxes received.

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

Investing Activities

During the three months ended March 31, 2014, net cash used in investing activities was $614,306, as compared to $256,362 in the same period of 2013. We acquire property and equipment from time to time to improve our production capacity and efficiency.  During the three months ended March 31, 2014, we acquired property and equipment in the amount of $135,308 primarily related to our factory and storage area re-construction which we began in the fourth quarter of 2013.   During the three months ended March 31, 2013, we installed equipment in the amount of $158,836 to further improve our waste water treatment process and an automobile in the amount of $97,526 for general business use.

We expect to incur capital expenditures from to time to continue to improve our production efficiency.

Financing Activities

During the three months ended March 31, 2014, cash provided by financing activities was $135,308 as compared to $171,219 in the same period of 2013.  During the three months ended March 31, 2014, we received advances of $135,308 from a shareholder to pay our professional fees on behalf of us, as compared to $171,219 for the same period of 2013.

Working Capital

Our working capital as of March 31, 2014 and December 31, 2013 was $45,553,532 and $45,459,190, respectively. The increase of working capital of $94,342 was primarily due to the increase in cash and cash equivalent, increase in inventories, increase in value added taxes receivable which was partially offset by the decrease in accounts receivable, decrease in accounts receivable from affiliate, and decrease in advances to suppliers.

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

Foreign Cash

As of March 31, 2014 and December 31, 2013, we had cash deposits of approximately $14,900,000 and $11,900,000, respectively, placed with several banks and other financial institution in the PRC, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and other financial institutions.

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

Substantially all of our purchases for the three months ended March 31, 2014 were denominated in U.S. dollars. Accordingly we believe that any movement in the exchange rate between the European Union euro and the Renminbi will have an insignificant impact on our operating income.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time. The exchange rates at March 31, 2014 and December 31, 2013 were approximately 6.1619 and 6.1104 Renminbi to 1 U.S. dollar, respectively. Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars.

We recognized a foreign currency translation loss in other comprehensive loss of approximately $498,000 and foreign currency translation gain of approximately $263,000 in other comprehensive income (loss) for the three months ended March 31, 2014 and 2013, respectively. If the exchange rate were to increase by 10% to US$1=6.7781 RMB at March 31, 2014, our accumulated other comprehensive income related to foreign currency translation adjustments gain would potentially decrease by approximately $5,385000 in the balance sheet as of March 31, 2014.  If the exchange rate were to decrease by 10% to US$1 = RMB5.5457 as of March 31, 2014 our accumulated other comprehensive income related to foreign currency translation gain would potentially increase by approximately $6,581,000 in the balance sheet as of March 31, 2014.

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

Off-Balance Sheet Arrangements

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

Item 4. Controls and Procedures.

Material weakness previously disclosed

As discussed in Item 9A of our Form 10-K Amendment No. 1 for the year ended December 31, 2013, we identified two material weakness in the design and operation of our internal controls. The material weaknesses are related to (i) our accounting department personnel having limited knowledge and experience in U.S. GAAP and (ii) the Company’s lacking effective policy and procedures to ensure the completeness of related party transactions disclosure.

To remediate the identified material weaknesses and to continue strengthening the Company’s internal control over financial reporting, we have done the following remediation initiatives about our material weakness on the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP and SEC reporting:

●	continued our efforts to recruit additional personnel with sufficient knowledge and experience in US GAAP; and

●	continued our efforts to provide ongoing training courses in US GAAP to existing personnel, including our Chief Financial Officer and in-charge accountant.

We will implement the following remediation initiative about our material weakness on the Company’s lacking effective policy and procedures to ensure the completeness of related party transaction disclosure:

●
strengthen the communication between the reporting team and management to ensure all that related party transactions are identified in a timely manner and are fully disclosed in our Form 10Q and Form 10K.

We will continue to monitor and assess our remediation initiatives related to the aforementioned material weaknesses.

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

Based on the evaluation of these disclosure controls and procedures and due to the unremediated material weaknesses described above, the Certifying Officers have concluded that these disclosure controls and procedures were not effective at the Evaluation Date.

Changes in Internal Control Over Financial Reporting.

During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GUANWEI RECYCLING CORP.

Date: May 15, 2014	By:	/s/ Min Chen
Min Chen
Chief Executive Officer, Chairman of the Board, President and Principal Executive Officer

Date: May 15, 2014	By:	/s/ Feng Yang
Feng Yang
Chief Financial Officer, Secretary, Treasurer and Principal Financial and Accounting Officer